Form 10-Q
period 2017-06-30
TEAM 360 SPORTS, INC.
filed 2017-08-21
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-55824

TEAM 360 SPORTS INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1227600
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or organization)

163 Killian Rd.

Maple, Ontario, Canada LGA 1A8

(Address of principal executive offices and zip code)

(775) 882-4641
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes      [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes      [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller Reporting company

(Do not check if smaller reporting company)
1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2017
Common stock, $0.001 par value	4,831,612

Team 360 Sports, Inc.

Form 10-Q

For the Six Months Ended June 30, 2017

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Registration Statement on Form S-1 filed on March 17, 2017.

As used in this Form 10-Q, “we,” “us,” and “our” refer to Team 360 Sports, Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Team 360 Sports, Inc.

(formerly TSI Sports, Inc)

Balance Sheets

(unaudited)

	Not reviewed	Not reviewed
	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,163	$1,016
Prepaid Expenses and other Current Assets	56	5,000
Total Current Assets	1,219	6,016

TOTAL ASSETS	$1,219	$6,016

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities	$1,821	$2,277
Accrued compensation	18,750	—
Deferred revenue	11,935	12,574
Loan payable	10,821	—
Total liabilities	43,327	14,851

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 4,831,612 and 4,421,612 shares issued and outstanding, respectively	4,832	4,422
Additional paid in capital	58,800	48,810
Accumulated deficit	(105,740)	(62,067)
Total stockholders' deficit	(42,108)	(8,835)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,219	$6,016

The accompanying notes are an integral part of these financial statements.

Team 360 Sports, Inc.

(formerly TSI Sports, Inc)

Statement of Operations

(unaudited)

	Not reviewed		Not reviewed
	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$—	$—	$639	$—

Operating expenses
Compensation expense	—	—	18,750	—
General and administrative	8,216	54	25,370	108
Total operating expense	8,216	54	44,120	108

Loss from operations	(8,216)	(54)	(44,120)	(108)
Other income (expense):
Interest expense	182	—	191	—
Foreign exchange (gain) loss	—	—	—	—
Total other income (expense)	(182)	(54)	(191)	(108)
Net loss	$(8,398)	$(54)	$(43,672)	$(108)
Other comprehensive income (loss):
Foreign currency translations	—	—	—	—

Comprehensive loss	$(8,398)	$(54)	$(43,672)	$(108)
Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding – basic and diluted	4,623,201	4,308,691	4,623,201	4,308,691

The accompanying notes are an integral part of these financial statements.

Team 360 Sports, Inc.

(formerly TSI Sports, Inc)

Statement of Cash Flows

(unaudited)

	Not reviewed
	For the six months ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(43,672)	$(108)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued for services	400	—
Changes in net assets and liabilities -
Accounts payable and accrued expenses	(281)	—
Prepaid expense	4,944	—
Accrued compensation	18,750	—
Deferred revenue	(639)
NET CASH USED IN OPERATING ACTIVITIES	(20,498)	(108)

INVESTING ACTIVITIES:
	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	10,000	—
Proceeds from loans	14,638	—
Repayment of loans	(3,993)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,645	—

NET INCREASE (DECREASE) IN CASH	147	(108)

CASH – BEGINNING OF PERIOD	1,016	212
CASH – END OF PERIOD	$1,163	$104

The accompanying notes are an integral part of these financial statements.

Team 360 Sports, Inc.

(formerly TSI Sports, Inc)

Notes to the Financial Statements

June 30, 2017

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

The Company incorporated in the State of Nevada on February 26, 2013. Effective April 4, 2016, the Company changed its name to Team 360 Sports Inc. The Company will provide amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Registration Statement on Form S-1 for the year ended December 31, 2016.

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2015 and 2014, and expenses for the years ended December 31, 2015 and 2014, and cumulative from inception. Actual results could differ from those estimates made by management.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

In March 2016, the FASB issued an accounting standards update that provides a new requirement to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018, for nonpublic entities. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures

In August 2016, the FASB issued an accounting standards update addressing the classification and presentation of eight specific cash flow issues that currently result in diverse practices. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. This pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for nonpublic entities. The amendments in this ASU should be applied using a retrospective approach. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $105,102 as of June 30, 2017. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

The Company has discussed ways in order to mitigate conditions or events that may raise substantial doubt about its ability to continue as a going concern, there are assurances that any of these measures will successfully mitigate or be effective at all. (1) The Company shall pursue financing plans to raise funds to judiciously spend towards operational expenses, (2) The Company shall continue to employ low cost measures to operate its business and analyze any unnecessary cost or expense, (3) The Company will seek to avoid unnecessary expenditures, travel, and lodging costs that are not mission critical to its business, (4) The Company shall seek to continuously maximize its assets and business licensing strategies to increase revenue as well as to gain new customers.

Note 4 – Loans Payable

On January 1, 2017, the Company executed a promissory note for $4,000. The loan was repaid on January 23, 2017. The loan was unsecured, accrued interest at 10% and was due on demand.

On March 14, 2017, the same party loaned the Company $2,500 for operating expenses. The loan is unsecured, bears interest at 10% and due on demand.

On April 25, 2017, the same party loaned the Company $2,500 for operating expenses. The loan is unsecured, bears interest at 10% and due on demand.

On May 22, 2017, the same party loaned the Company $2,500 for operating expenses. The loan is unsecured, bears interest at 10% and due on demand.

On June 28, 2017, the same party loaned the Company $2,500 for operating expenses. The loan is unsecured, bears interest at 10% and due on demand

Note 5 – Stockholders’ Equity

On January 1, 2016, the Company issued 24,000 shares of common stock for services. The shares were issued at par of $0.001 for a total non-cash expense of $24.

On January 20, 2017, the Company sold 10,000 shares of common stock for total cash proceeds of $10,000.

 Refer to Note 6 for shares issued to related parties.

Note 6 – Related party transactions

On January 1, 2016, pursuant to the terms of an Executive Management Agreement, the Company granted 100,000 shares of common stock to Mr. Sandor Miklos, President and member of the Board of Directors, for services to be rendered. Shares are deemed to be earned proportionally over twelve months. The shares were issued at par of $0.001 for a total non-cash expense of $100.

 On January 1, 2016, pursuant to the terms of an Executive and Consulting Agreement, the Company granted 100,000 shares of common stock to Mr. Simon Smith, Chief Technology Officer, for services to be rendered. Shares are deemed to be earned proportionally over twelve months. The shares were issued at par of $0.001 for a total non-cash expense of $100.

On January 1, 2017, pursuant to the terms of an Executive Management Agreement, the Company granted 200,000 shares of common stock to Mr. Sandor Miklos, President and member of the Board of Directors, for services to be rendered. Shares are deemed to be earned proportionally over twelve months. The shares were issued at par of $0.001 for a total non-cash expense of $200.

 On January 1, 2017, pursuant to the terms of an Executive and Consulting Agreement, the Company granted 200,000 shares of common stock to Mr. Simon Smith, Chief Technology Officer, for services to be rendered. Shares are deemed to be earned proportionally over twelve months. The shares were issued at par of $0.001 for a total non-cash expense of $200.

As of June 30, 2017 a total of 4,831,612 shares of common stock issued and outstanding.

Note 7 – Subsequent Events

On July 25, 2017, the same party loaned the Company $8,000 for operating expenses. The loan is unsecured, bears interest at 10% and due on demand.

On August 03, 2017, the same party loaned the Company $667 for operating expenses. The loan is unsecured, bears interest at 10% and due on demand.

On Saturday, August 18, 2017, Michael Gillespie, the auditor, resigned from service as the auditor on the account. That fact will be reflected on a Form 8K report. For this reason, this Form 10Q, which is to be filed on August 20, 2017, if filed as not reviewed. As soon as a new auditor is identified, an Amended Form 10Q will be filed with reviewed Financial Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Overview

We were incorporated in Nevada on February 26, 2013, and on April 4, 2016, amended the Articles of Incorporation to change the name of the company to Team 360 Sports Inc. The Company provides amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

 The Company has had minimal revenues from two customers in three transactions as the Company was developing its technology and platform. One transaction on September 1, 2016 for $1,250 was for a "white label" administration scheduler software. Another transaction on November 5, 2016 was a payment of $10,000 as a non-refundable up-front payment for a non-exclusive license for use of the Company's software. Another transaction on the same date was a training fee of $3,000 in conjunction with a non-exclusive license. The license agreement calls for a five percent (5%) royalty on further sales by licensees, but no fees have been received to date. There are no assurances that the previous customers will continue using our services as there are no existing contracts due to the nature of our business. The trend in the market place is to provide services to teams versus large organizations such as leagues and clubs. The Company is planning to move into that market place however there can be no assurances that it will succeed.

Results of Operations

Comparison of three-month periods ended June 30, 2017 and 2016

Revenue

We have generated no revenues for the three month periods ended June 30, 2017 and 2016.

Expenses

General and administration expenses for the three-month period ended June 30, 2017, amounted to $8,216, compared to $54 during the three-month period ended June 30, 2016. The Company incurred significant accounting and legal expense associated with registering the company with the Securities and Exchange Commission.

Compensation expenses for the three-month period ended June 30, 2017, amounted to $0, in addition to the three-month period ended June 30, 2016.

Other expense for the three-month period ended June 30, 2017 amounted to $182, compared to $0 during the three-month period ended June 30, 2016.  The increase is primarily due to an increase in interest expense associated with the company’s increase in its loan payable.

 Net Loss

For the three-month period ended June 30, 2017, we incurred a net loss of $8,398, compared to a net loss of $54 for the three-month period ended June 30, 2016. The increase is primarily attributable to significant accounting and legal expense associated with registering the company with the Securities and Exchange Commission.

Comparison of six-month periods ended June 30, 2017 and 2016

Revenue

We have generated $639 in revenues for the six month periods ended June 30, 2017 and 2016.

Expenses

General and administration expenses for the six-month period ended June 30, 2017, amounted to $25,370, compared to $108 during the six-month period ended June 30, 2016. The increase is primarily attributable to significant accounting and legal expense associated with registering the company with the Securities and Exchange Commission.

Compensation expenses for the six-month period ended June 30, 2017, amounted to $18,750, compared to $0 during the six-month period ended June 30, 2016. The Company accrued compensation expense for its Chief Executive Officer.

Other expense for the six-month period ended June 30, 2017 amounted to $191, compared to $0 during the six-month period ended June 30, 2016.  The increase is primarily due to an increase in interest expense associated with the company’s increase in its loan payable.

Net Loss

For the six-month period ended June 30, 2017, we incurred a net loss of $43,672, compared to a net loss of $108 for the six-month period ended June 30, 2016. The increase is due to increased costs associated with registering the company with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of June 30, 2017, we have $1,219 in current assets and $43,327 in current liabilities. Our total assets were $1,219 and our total liabilities were $43,327. We had $1,163 in cash and our working capital deficit was $42,108.

Cash Flows:

	For the six months ended
	June 30,
	2017	2016
Cash Flows from Operating Activities	$(20,498)	$(108)
Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities	20,645	—
Effects of Currency Translations	—	—
Net decrease in cash	$147	$(108)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

We believe the following is among the most critical accounting policies that impact or consolidated financial statement. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectibility is reasonably assured.

Persuasive Evidence of an Arrangement - The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Performed - The Company performs all services or delivers all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer’s designated location.

The Fee for the Arrangement Is Fixed or Determinable - Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the written contract. Fees for most monthly services, professional consulting services, and equipment sales and rentals are fixed under the terms of the written contract. Fees for certain monthly services, including certain portions of networking, storage, and content distribution and caching services, are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer’s fee is determinable. The customer’s fee is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

Collectability Is Reasonably Assured - The Company determines that collectability is reasonably assured prior to recognizing revenue. Collectability is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectability is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the six month period ended June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the six month period ended June 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)	We do not have an audit committee. While not being legally obligated to have an audit committee, it is the management’s view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

iii)	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the six month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

These issuances of the convertible promissory notes were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description
No.
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

3.1.1	Certificate of Amendment (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

3.1.1	Bylaws (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Team 360 Sports Inc.

Dated: August 21, 2017	By:	/s/ Sandor Miklos
Sandor Miklos
President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

Dated: August 21, 2017	By:	/s/ Sandor Miklos
Sandor Miklos
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer)

