Form 10-Q/A
period 2017-06-30
TEAM 360 SPORTS, INC.
filed 2017-11-15
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller Reporting company
[X] Emerging Growth company		(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2017
Common stock, $0.001 par value	4,831,612

Team 360 Sports, Inc.

Form 10-Q/A

For the Six Months Ended June 30, 2017

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Registration Statement on Form S-1 filed on March 17, 2017 ..

As used in this Form 10-Q, “we,” “us,” and “our” refer to Team 360 Sports, Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Team 360 Sports, Inc.

(formerly TSI Sports, Inc)

Balance Sheets

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,163	$1,016
Prepaid Expenses and other Current Assets	56	5,000
Total Current Assets	1,219	6,016

TOTAL ASSETS	$1,219	$6,016

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities	$1,821	$2,277
Accrued compensation	18,750	—
Deferred revenue	11,296	12,574
Loan payable	10,821	—
Total liabilities	42,688	14,851

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 4,831,612 and 4,421,612 shares issued and outstanding, as of June 30, 2017 and December 31, 2016, respectively	4,832	4,422
Additional paid in capital	58,800	48,810
Accumulated deficit	(105,101)	(62,067)
Total stockholders' deficit	(41,469)	(8,835)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,219	$6,016

The accompanying notes are an integral part of these financial statements.

Team 360 Sports, Inc.

(formerly TSI Sports, Inc)

Statement of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$639	$—	$1,278	$—

Operating expenses
Compensation expense	—	—	18,750	—
General and administrative	8,216	54	25,370	108
Total operating expense	8,216	54	44,120	108

Loss from operations	(7,577)	(54)	(42,842)	(108)
Other income (expense):
Interest expense	(182)	—	(192)	—
Total other income (expense)	(182)	—	(192)	—
Income before income taxes	$(7,759)	$(54)	$(43,034)	$(108)

Income tax expense	—	—	—	—
Net Loss	(7,759)	(54)	(43,034)	(108)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding – basic and diluted	4,831,201	4,421,612	4,831,201	4,408,691

The accompanying notes are an integral part of these financial statements.

Team 360 Sports, Inc.

(formerly TSI Sports, Inc)

Statement of Cash Flows

(unaudited)

	For the six months ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(43,034)	$(108)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued for services	400	—
Changes in net assets and liabilities -
Accounts payable and accrued expenses	(273)	—
Prepaid expense	4,944	—
Accrued compensation	18,750	—
Deferred revenue	(1,278)	—
NET CASH USED IN OPERATING ACTIVITIES	(20,491)	(108)
INVESTING ACTIVITIES:
	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—
FINANCING ACTIVITIES:
Proceeds from the sale of common stock	10,000	—
Proceeds from loans	14,638	—
Repayment of loans	(4,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,638	—
NET INCREASE (DECREASE) IN CASH	147	(108)
CASH – BEGINNING OF PERIOD	1,016	212
CASH – END OF PERIOD	$1,163	$104
SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$—	$—
Interest	—	—

The accompanying notes are an integral part of these financial statements.

Team 360 Sports, Inc.

(formerly TSI Sports, Inc)

Notes to the Financial Statements

(Unaudited)

June 30, 2017

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

The Company incorporated in the State of Nevada on February 26, 2013. Effective April 4, 2016, the Company changed its name from TSI Sports Inc., to Team 360 Sports Inc. The Company will provide amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Registration Statement on Form S-1 for the year ended December 31, 2016 filed on July 19, 2017.

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is capitalized and recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of:  the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product and, the straight-line method over the remaining estimated economic life (a period of three to ten years) of the product including the period being reported on. Amortization of capitalized software development costs are included in the cost of revenues line on the consolidated statements of comprehensive income.  If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations.

Revenue Recognition

Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectability is reasonably assured. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

The Company accounts for delivered elements in accordance with the selling price when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenues on undelivered elements are recognized once delivery is complete.

In those instances, in which arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies, the Company accounts for the arrangements using contract accounting, as follows:

•	when customer acceptance can be estimated, but reliable estimated costs to complete cannot be determined, expenditures are capitalized as work-in process and deferred until completion of the contract at which time the costs and revenues are recognized.
•	when customer acceptance cannot be estimated based on historical evidence, costs are expensed as incurred and revenue is recognized at the completion of the contract when customer acceptance is obtained.

The Company records amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying consolidated balance sheets. Revenues for maintenance agreements, software support, online services and information products are recognized ratably over the term of the service agreement.

The Company recognizes revenue on a net basis, which excludes sales tax collected from customers and remitted to governmental authorities.

The Company has had minimal revenues from two customers in three transactions as the Company was developing its technology and platform. One transaction on September 1, 2016 for $1,250 was for a "white label" administration scheduler software.

On November 1, 2016 the Company entered into a Licensing Agreement. The agreement grants the Licensee rights to grant sublicense to third parties. The license agreement calls for a one time non refundable fee of $10,000 and a $3,000 set up and training fee. The license agreement also calls for a five percent (5%) royalty on further sales by licensees, but no royalty fees have been received to date.  All fees and royalty payments are to be recognized over the life of the agreement, which terminates on December 1, 2021. On November 5, 2016 the Company received a payment of $10,000 as a non-refundable up-front payment for a non-exclusive license for use of the Company's software. Another transaction on the same date was a training fee of $3,000 in conjunction with a non-exclusive license. The Company recognized $639 of revenue during the six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, there was deferred revenue of $11,296 and $12,574, respectively.

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

Interest and Penalties Policies

We classify tax-related penalties and net interest on income taxes as income tax expense. As of June 30, 2017 and June 30, 2016, no income tax expense had been incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2017 and December 31, 2016. Actual results could differ from those estimates made by management.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. The Company does not have any potentially dilutive instruments or common stock equivalents. Basic and diluted loss per share for the three and six-month periods ended June 30, 2017 and June 30, 2016 are the same and if the Company had any common stock equivalents, they would be excluded from the calculation because their effect would be anti-dilutive.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

 In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-19 that provides a new requirement to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018, for nonpublic entities. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15 update addressing the classification and presentation of eight specific cash flow issues that currently result in diverse practices. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. This pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for nonpublic entities. The amendments in this ASU should be applied using a retrospective approach. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

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

The Company has discussed ways in order to mitigate conditions or events that may raise substantial doubt about its ability to continue as a going concern, there are no assurances that any of these measures will successfully mitigate or be effective at all. (1) The Company shall pursue financing plans to raise funds to judiciously spend towards operational expenses, (2) The Company shall continue to employ low cost measures to operate its business and analyze any unnecessary cost or expense, (3) The Company will seek to avoid unnecessary expenditures, travel, and lodging costs that are not mission critical to its business, (4) The Company shall seek to continuously maximize its assets and business licensing strategies to increase revenue as well as to gain new customers.

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

On May 22, 2017, the same party loaned the Company $5,000 for operating expenses. The loan is unsecured, bears interest at 10% and due on demand.

On June 28, 2017, the same party loaned the Company $638 for operating expenses. The loan is unsecured, bears interest at 10% and due on demand

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

For the six months ended June 30, 2017, Mr. Sandor Miklos, President and member of the Board of Directors, has accrued compensation of $18,750. $0 has been paid as of June 30, 2017.

As of June 30, 2017, a total of 4,831,612 shares of common stock issued and outstanding.

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

On November 1, 2016 the Company entered into a Licensing Agreement. The agreement grants the Licensee rights to grant sublicense to third parties. The license agreement calls for a one time non refundable fee of $10,000 and a $3,000 set up and training fee. The license agreement also calls for a five percent (5%) royalty on further sales by licensees, but no royalty fees have been received to date.  All fees and royalty payments are to be recognized over the life of the contract, which terminates on December 1, 2021. On November 5, 2016 the Company received a payment of $10,000 as a non-refundable up-front payment for a non-exclusive license for use of the Company's software. Another transaction on the same date was a training fee of $3,000 in conjunction with a non-exclusive license.. There are no assurances that the previous customers will continue using our services as there are no existing contracts due to the nature of our business. The trend in the market place is to provide services to teams versus large organizations such as leagues and clubs. The Company is planning to move into that market place however there can be no assurances that it will succeed.

Results of Operations

Comparison of three-month periods ended June 30, 2017 and 2016

Revenue

We have generated $639 in revenues for the three-month periods ended June 30, 2017 and $0 during the period ended June 30, 2016.

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

Net Loss

For the three-month period ended June 30, 2017, we incurred a net loss of $7,759, compared to a net loss of $54 for the three-month period ended June 30, 2016. The increase is primarily attributable to significant accounting and legal expense associated with registering the company with the Securities and Exchange Commission.

Comparison of six-month periods ended June 30, 2017 and 2016

Revenue

We have generated $1,278 and $0 in revenues for the six-month periods ended June 30, 2017 and 2016, respectively.

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

Other expense for the six-month period ended June 30, 2017 amounted to $192, compared to $0 during the six-month period ended June 30, 2016.  The increase is primarily due to an increase in interest expense associated with the company’s increase in its loan payable.

Net Loss

For the six-month period ended June 30, 2017, we incurred a net loss of $43,034, compared to a net loss of $108 for the six-month period ended June 30, 2016. The increase is due to increased costs associated with registering the company with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of June 30, 2017, we have $1,219 in current assets and $42,688 in current liabilities. Our total assets were $1,219 and our total liabilities were $42,688. We had $1,163 in cash and our working capital deficit was $41,469.

Cash Flows:

	For the six months ended
	June 30,
	2017	2016
Cash Flows from Operating Activities	$(20,490)	$(108)
Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities	20,638	—

Net increase(decrease) in cash	$147	$(108)

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

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectability is reasonably assured.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the six-month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description
No.
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

3.1.1	Certificate of Amendment (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

3.1.1	Bylaws (incorporated by reference to our Registration Statement on Form S-1/A, as filed with the SEC on May 22, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	Interactive Data Files

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Team 360 Sports Inc.

Dated: November 15, 2017	By:	/s/ Sandor Miklos
Sandor Miklos
President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

Dated: November 15, 2017	By:	/s/ Sandor Miklos
Sandor Miklos
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

