Form 10-Q
period 2017-09-30
TEAM 360 SPORTS, INC.
filed 2017-11-15
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2017
Common stock, $0.001 par value	4,831,612

Team 360 Sports, Inc.

Form 10-Q

For the Nine Months Ended September 30, 2017

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Team 360 Sports, Inc.

(formerly TSI Sports, Inc)

Condensed Balance Sheets

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,137	$1,016
Prepaid Expenses and other Current Assets	—	5,000
Total Current Assets	3,137	6,016

TOTAL ASSETS	$3,137	$6,016

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities	$2,189	$2,277
Accrued compensation	18,750	—
Deferred revenue	10,656	12,574
Loan payable	18,896	—
Total liabilities	50,491	14,851

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 4,831,612 and 4,421,612 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	4,832	4,422
Additional paid in capital	58,800	48,810
Accumulated deficit	(110,986)	(62,067)
Total stockholders' deficit	(47,354)	(8,835)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,137	$6,016

The accompanying notes are an integral part of these financial statements.

Team 360 Sports, Inc.

(formerly TSI Sports, Inc)

Condensed Statement of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$640	$—	$1,918	$—

Operating expenses
Compensation expense	—	—	18,750	—
General and administrative	6,449	—	31,820	—
Total operating expense	6,449		50,570	—

Loss from operations	(6,449)	—	(50,570)	—
Other income (expense):
Interest expense	(76)	—	(267)	—
Other income	—	108	—
Total other income (expense)	(76)	—	(267)	—
Income before income taxes	$(5,885)	$108	$(48,919)	$—

Income tax expense	—	—	—	—
Net Income (Loss)	(5,885)	108	(48,919)	—

Net Income (Loss) per common share – basic and diluted	$(0.01)	$(0.00	$(0.01)	$(0.00)
Weighted average common shares outstanding – basic and diluted	4,831,201	4,308,691	4,831,201	4,308,691

The accompanying notes are an integral part of these financial statements.

 Team 360 Sports, Inc.

(formerly TSI Sports, Inc)

Condensed Statement of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(48,919)	$—
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued for services	400	—
Changes in net assets and liabilities -
Accounts payable and accrued expenses	170	—
Prepaid expense	5,000	—
Accrued compensation	18,750	—
Deferred revenue	(1,918)
NET CASH USED IN OPERATING ACTIVITIES	(26,517)	—

INVESTING ACTIVITIES:
	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	10,000	—
Proceeds from loans	22,638	—
Repayment of loans	(4,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,638	—

NET INCREASE (DECREASE) IN CASH	2,121	—

CASH – BEGINNING OF PERIOD	1,016	212
CASH – END OF PERIOD	$3,137	$212

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$—	$—
Interest	—	—

The accompanying notes are an integral part of these financial statements.

Team 360 Sports, Inc.

(formerly TSI Sports, Inc)

Notes to the Financial Statements

(Unaudited)

September 30, 2017

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

The Company incorporated in the State of Nevada on February 26, 2013. Effective April 4, 2016, the Company changed its name from TSI Sports Inc. to Team 360 Sports Inc. The Company will provide amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC rules and regulations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Registration Statement on Form S-1 for the year ended December 31, 2016 filed on March 17, 2017.

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is capitalized and recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of:  the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product and, the straight-line method over the remaining estimated economic life (a period of three to ten years) of the product including the period being reported on. Amortization of capitalized software development costs are included in the cost of revenues line on the condensed statements of comprehensive income.  If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations.

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

On November 1, 2016 the Company entered into a Licensing Agreement. The agreement grants the Licensee rights to grant sublicense to third parties. The license agreement calls for a one time non refundable fee of $10,000 and a $3,000 set up and training fee. The license agreement also calls for a five percent (5%) royalty on further sales by licensees, but no royalty fees have been received to date.  All fees and royalty payments are to be recognized over the life of the agreement, which terminates on December 1, 2021. On November 5, 2016 the Company received a payment of $10,000 as a non-refundable up-front payment for a non-exclusive license for use of the Company's software. Another transaction on the same date was a training fee of $3,000 in conjunction with a non-exclusive license. The Company recognized $640 during the three months ended September 30, 2017 and $1,918 of revenue during the nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, there was deferred revenue of $10,656 and $12,574, respectively.

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

We classify tax-related penalties and net interest on income taxes as income tax expense. As of September 30, 2017 and September 30, 2016, no income tax expense had been incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2017 and December 31, 2016. Actual results could differ from those estimates made by management.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. The Company does not have any potentially dilutive instruments or common stock equivalents. Basic and diluted loss per share for the three and nine-month periods ended September 30, 2017 and September 30, 2016 are the same and if the Company had any common stock equivalents they would be excluded from the calculation because their effect is anti-dilutive

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. Generally Accepted Accounting Principles (“GAAP”) under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 (as amended) is effective for the Company beginning January 1, 2018. The new standard allows application either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the adoption method and the impact ASU 2014-09 will have on the Company, but it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The update requires that deferred income tax assets and liabilities be classified as noncurrent in the balance sheet. For public entities, the guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company early adopted ASU 2015-17 as of December 31, 2016, on a retrospective basis to all prior balance sheet periods presented. As a result of the adoption, the Company reclassified $61,710 and $12,487 as of December 31, 2016, and December 31, 2015, respectively, from "Other Current Liabilities" in current liabilities to “Deferred Tax Liability, Net” in long term liabilities on the balance sheets. Adoption of ASU 2015-17 had no impact on the Company's current and previously reported shareholders' equity, results of operations or cash flows. The affected prior period deferred income tax account balances presented throughout this report on Form 10-K have been adjusted to reflect the retroactive adoption of ASU 2015-17.

 In January, 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The update simplifies the accounting and disclosures related to equity investments. The amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. Adoption of this update will not have a material impact on the Company’s financial position, results of operations or cash flows.

 In February 2016, the FASB issued ASU No. 2016-02, Leases with new lease accounting guidance. Under the new guidance, at the date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. ASU 2016-02 is effective for the Company beginning after December 15, 2018, including interim periods within those fiscal years. The Company currently has no capital or operating leases. Accordingly, we do not expect this new guidance to have any impact on the Company’s financial position, results of operations or cash flows.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $110,986 as of September 30, 2017. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

The company also accrued $258 of interest expense during the nine month period ended September 30, 2017. As of September 30, 2019 $18,896 remains outstanding.

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

For the three months ended September 30, 2017, Mr. Sandor Miklos, President and Member of the Board of Directors has $0 accrued compensation. For the nine months ended September 30, 2017, Mr. Sandor Miklos, President and member of the Board of Directors, has accrued compensation of $18,750. $0 has been paid as of September 30, 2017.

As of September 30, 2017, a total of 4,831,612 shares of common stock issued and outstanding.

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

The Company has had minimal revenues from two customers in three transactions as the Company was developing its technology and platform. One transaction on September 1, 2016 for $1,250 was for a "white label" administration scheduler software,

On November 1, 2016 the Company entered into a Licensing Agreement. The agreement grants the Licensee rights to grant sublicense to third parties. The license agreement calls for a one time non refundable fee of $10,000 and a $3,000 set up and training fee. The license agreement also calls for a five percent (5%) royalty on further sales by licensees, but no royalty fees have been received to date.  All fees and royalty payments are to be recognized over the life of the contract, which terminates on December 1, 2021. On November 5, 2016 the Company received a payment of $10,000 as a non-refundable up-front payment for a non-exclusive license for use of the Company's software. Another transaction on the same date was a training fee of $3,000 in conjunction with a non-exclusive license. There are no assurances that the previous customers will continue using our services as there are no existing contracts due to the nature of our business. The trend in the market place is to provide services to teams versus large organizations such as leagues and clubs. The Company is planning to move into that market place however there can be no assurances that it will succeed.

Results of Operations

Comparison of three-month periods ended September 30, 2017 and 2016

Revenue

We have generated $640 in revenues for the three-month periods ended September 30, 2017 and $0 during the period ended September 30, 2016.

Expenses

General and administration expenses for the three-month period ended September 30, 2017, amounted to $6,449, compared to $108 during the three-month period ended September 30, 2016. The Company incurred significant accounting and legal expense associated with registering the company with the Securities and Exchange Commission.

Compensation expenses for the three-month period ended September 30, 2017, amounted to $0, in addition to the three-month period ended September 30, 2016.

Other expense for the three-month period ended September 30, 2017 amounted to $76, compared to other income of $108 during the three-month period ended September 30, 2016.  The increase is primarily due to an increase in interest expense associated with the company’s increase in its loan payable, offset by $108 in refunded bank charges.

Net Loss

For the three-month period ended September 30, 2017, we incurred a net loss of $5,885, compared to a net income of $1080 for the three-month period ended September 30, 2016. The increase is primarily attributable to significant accounting and legal expense associated with registering the company with the Securities and Exchange Commission.

Comparison of nine-month periods ended September 30, 2017 and 2016

Revenue

We have generated $1,918 and $0 in revenues for the nine-month periods ended September 30, 2017 and 2016, respectively.

Expenses

General and administration expenses for the nine-month period ended September 30, 2017, amounted to $31,820, compared to $0 during the nine-month period ended September 30, 2016. The increase is primarily attributable to significant accounting and legal expense associated with registering the company with the Securities and Exchange Commission.

Compensation expenses for the nine-month period ended September 30, 2017, amounted to $18,750, compared to $0 during the nine-month period ended September 30, 2016. The Company accrued compensation expense for its Chief Executive Officer.

Other expense for the nine-month period ended September 30, 2017 amounted to $267, compared to $0 during the nine-month period ended September 30, 2016.  The increase is primarily due to an increase in interest expense associated with the company’s increase in its loan payable offset by refunded bank charges of $108.

Net Loss

For the nine-month period ended September 30, 2017, we incurred a net loss of $48,919, compared to a net loss of $0 for the nine-month period ended September 30, 2016. The increase is due to increased costs associated with registering the company with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of September 30, 2017, we have $3,137 in current assets and $50,491 in current liabilities. Our total assets were $3,137 and our total liabilities were $50,491. We had $3,137 in cash and our working capital deficit was $47,354.

Cash Flows:

	For the nine months ended
	September 30,
	2017	2016
Cash Flows from Operating Activities	$(26,517)	$—
Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities	28,638	—
Effects of Currency Translations	—	—
Net increase in cash	$2,121	$—

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

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is capitalized and recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of:  the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product and, the straight-line method over the remaining estimated economic life (a period of three to ten years) of the product including the period being reported on. Amortization of capitalized software development costs are included in the cost of revenues line on the condensed statements of comprehensive income.  If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations.

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

On November 1, 2016 the Company entered into a Licensing Agreement. The agreement grants the Licensee rights to grant sublicense to third parties. The license agreement calls for a one time non refundable fee of $10,000 and a $3,000 set up and training fee. The license agreement also calls for a five percent (5%) royalty on further sales by licensees, but no royalty fees have been received to date.  All fees and royalty payments are to be recognized over the life of the agreement, which terminates on December 1, 2021. On November 5, 2016 the Company received a payment of $10,000 as a non-refundable up-front payment for a non-exclusive license for use of the Company's software. Another transaction on the same date was a training fee of $3,000 in conjunction with a non-exclusive license. The Company recognized $640 during the three months ended September 30, 2017 and $1,918 of revenue during the nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, there was deferred revenue of $10,656 and $12,574, respectively.

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

We classify tax-related penalties and net interest on income taxes as income tax expense. As of September 30, 2017 and September 30, 2016, no income tax expense had been incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2017 and December 31, 2016. Actual results could differ from those estimates made by management.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. The Company does not have any potentially dilutive instruments or common stock equivalents. Basic and diluted loss per share for the three and nine-month periods ended September 30, 2017 and September 30, 2016 are the same and if the Company had any common stock equivalents they would be excluded from the calculation because their effect is anti-dilutive.

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

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the nine month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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
17