Form 10-Q
period 2018-03-31
TEAM 360 SPORTS, INC.
filed 2018-05-15
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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
[X] Yes      [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2018
Common stock, $0.001 par value	5,131,612

Team 360 Sports Inc.

Form 10-Q

For the Three Months Ended March 31, 2018

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in the financial statements and related notes included on the Company’s Annual Report on Form 10-K filed on April 2, 2018 .

As used in this Form 10-Q, “we,” “us,” and “our” refer to Team 360 Sports Inc., which is also sometimes referred to as the “Company.”

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Team 360 Sports Inc.

Balance Sheets

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$13,678	$18,163
Total Current Assets	13,678	18,163

TOTAL ASSETS	$13,678	$18,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities	$5,776	$99
Deferred revenue	9,378	10,017
Loan payable	39,548	39,548
Liability to be settled in stock - officer	112,500	—
Total liabilities	167,202	49,664

Commitments and Contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 5,131,612 shares issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively	5,132	5,132
Additional paid in capital	783,100	783,100
Accumulated deficit	(941,756)	(819,733)
Total stockholders' deficit	(153,524)	(31,501)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,678	$18,163

The accompanying notes are an integral part of these unaudited financial statements.

 Team 360 Sports Inc.

Statement of Operations

(unaudited)

	For the three months ended
	March 31,
	2018	2017

Revenues	$639	$639

Operating expenses
Compensation expense	112,500	18,750
General and administrative	8,849	416,656
Total operating expense	121,349	435,406

Loss from operations	(120,710)	(434,767)

Other income (expense):
Interest expense	(1,313)	(15)
Total other income (expense)	(1,313)	(15)

Income before income taxes	$(122,023)	$(434,782)

Income tax expense	—	—
Net Loss	(122,023)	(434,782)

Net loss per common share – basic and diluted	$(0.02)	$(0.09)
Weighted average common shares outstanding – basic and diluted	5,131,612	4,830,982

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Statement of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(122,023)	$(434,782)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock for services	112,500	400,000
Changes in net assets and liabilities -
Accounts payable and accrued liabilities	5,677	(1,145)
Prepaid expense	—	5,000
Accrued compensation	—	18,750
Deferred revenue	(639)	(639)
NET CASH USED IN OPERATING ACTIVITIES	(4,485)	(12,816)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	10,000
Proceeds from loans	—	6,500
Repayment of loans	—	(3,993)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	12,507

NET DECREASE) IN CASH	(4,485)	(309)

CASH – BEGINNING OF PERIOD	18,163	1,016
CASH – END OF PERIOD	$13,678	$707

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$—	$—
Interest	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports, Inc.

Notes to the Financial Statements

(Unaudited)

March 31, 2018

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

The Company incorporated in the State of Nevada on February 26, 2013. Effective April 4, 2016, the Company changed its name to Team 360 Sports Inc. The Company will provide amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the quarter ended March 31, 2018 and full year ending December 31, 2017. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2017 filed on April 2, 2018.

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

The Company has had minimal revenues from two customers in three transactions as the Company was developing its technology and platform. On November 1, 2016 the Company entered into a Licensing Agreement. The agreement grants the Licensee rights to grant sublicenses to third parties. The license agreement calls for a one time non refundable fee of $10,000 and a $3,000 set up and training fee. The license agreement also calls for a five percent (5%) royalty on further sales by licensees, but no royalty fees have been received to date.  All fees and royalty payments are to be recognized over the life of the agreement, which terminates on December 1, 2021. The Company recognized $639 and $639 of revenue during the quarter ended March 31, 2018 and the quarter ended March 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, there was deferred revenue of $9,378 and $10,017, respectively.

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

Interest and Penalties Policies

We classify tax-related penalties and net interest on income taxes as income tax expense. As of March 31, 2018 and March 31, 2017, no income tax expense had been incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2018 and December 31, 2017. Actual results could differ from those estimates made by management.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. The Company does not have any potentially dilutive instruments for the quarters ended March 31, 2018 and March 31, 2017 because their effect is anti-dilutive.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $941,756 as of March 31, 2018. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Note 4 – Loans Payable

On January 1, 2017, the Company executed a promissory note for $4,000. The loan was repaid on January 23, 2017. The loan was unsecured, accrued interest at 10% and was due on demand. During the year 2017, the Company received a total of $42,638 in loan funds for operating expenses from the same party. The total outstanding balance on the note at March 31, 2018 was $40,861 which included $38,645 of principal and $2,216 in accrued interest. The Company recorded $1,313 of interest expense for three months ended March 31, 2018.

Note 5 – Stockholders’ Equity

On January 1, 2017, the Company issued 400,000 shares of common stock for services to Mssrs. Miklos and Smith. The shares were issued at fair market value of $1.00 per share, for a total non-cash expense of $400,000.

On January 20, 2017, the Company sold 10,000 shares of common stock for total cash proceeds of $10,000.

As of March 31, 2018 a total of 5,131,612 shares of common stock issued and outstanding.

Note 6 – Related party transactions

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

On January 1, 2018, The Company amended the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 450,000 common shares of the Company fully earned immediately to be assigned and registered fully as at the end of the fiscal year. As of March 31, 2018, 112,500 shares valued at $1.00 per share for a total of $112,500 was accrued as compensation for Sandor Miklos and recorded on the balance sheet as liability to settled in stock - officer.

Note 7 – Subsequent Events

The Company’s management evaluated subsequent events through the date the financial statements were issued and there were no subsequent events to report.

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

Results of Operations

Comparison of three-month periods ended March 31, 2018 and 2017

Revenue

We have generated $639 in revenues for the three month periods ended March 31, 2018 and the period ended March 31, 2017. This revenue is derived from the amortization of deferred revenue from a license contract.

Expenses

General and administration expenses for the three-month period ended March 31, 2018, amounted to $8,849, compared to $17,154 during the three-month period ended March 31, 2017. The Company incurred significant accounting and legal expense associated with registering the company with the Securities and Exchange Commission in 2017.

Compensation expenses for the three-month period ended March 31, 2018, amounted to $112,500, compared to $18,750 during the three-month period ended March 31, 2017. The increase is attributable to the CEO amending his existing Executive Compensation contract thereby forgoing any cash compensation for the fiscal year 2018 in lieu of stock compensation for a total of 450,000 shares of common stock valued at $1 per share for a total of $450,000. Three months of compensation expense was recorded in the current period which comprised and 112,500 shares of common stock valued at $1 per share for total compensation during the period of $112,500.

Other expense for the three-month period ended March 31, 2018 amounted to $1,313, compared to $9 during the three-month period ended March 31, 2017.  The increase is primarily due to an increase in interest expense associated with the company’s increase in its loan payable.

Net Loss

For the three-month period ended March 31, 2018, we incurred a net loss of $122,023, compared to a net loss of $35,274 for the three-month period ended March 31, 2017. The increase is primarily attributable to common stock compensation valued at $112,500, owed to the CEO.

Liquidity and Capital Resources

As of March 31, 2018, we have $13,678 in current assets and $54,702 in current liabilities. Our total assets were $13,678 and our total liabilities were $54,702. We had $13,678 in cash and our working capital deficit was $41,024.

Cash Flows:

	For the three months ended
	March 31,
	2018	2017
Cash Flows from Operating Activities	$(4,485)	$(12,816)
Cash Flows from Financing Activities	—	12,507
Effects of Currency Translations	—	—
Net decrease in cash	$(4,485)	$(309)

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

We believe the following is among the most critical accounting policies that impact our financial statement. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, Sandor Miklos, who is our Chief executive officer and Chief financial officer, as of March 31, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Team 360 Sports Inc.

Dated: May 15, 2018	By:	/s/ Sandor Miklos
Sandor Miklos
President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

Dated: May 15, 2018	By:	/s/ Sandor Miklos
Sandor Miklos
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer)

