Form 10-Q
period 2018-06-30
TEAM 360 SPORTS, INC.
filed 2018-08-09
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2018
Common stock, $0.001 par value	5,131,612

Team 360 Sports Inc.

Form 10-Q

For the six Months Ended June 30, 2018

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Team 360 Sports Inc.

Balance Sheets

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,921	$18,163
Total Current Assets	2,921	18,163

TOTAL ASSETS	$2,921	$18,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities	$3,793	$99
Deferred revenue	8,738	10,017
Loan payable	40,611	39,548
Liability to be settled with stock	225,000	—
Total liabilities	278,142	49,664

Commitments and Contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 5,131,612 shares issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	5,132	5,132
Additional paid in capital	783,100	783,100
Accumulated deficit	(1,063,453)	(819,733)
Total stockholders' deficit	(275,221)	(31,501)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,921	$18,163

 The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Statement of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$640	$639	$1,279	$1,278

Operating expenses
Compensation expense	112,500	—	225,000	418,750
General and administrative	8,857	7,816	17,706	24,970
Total operating expense	121,357	7,816	242,706	443,720

Loss from operations	(120,717)	(7,177)	(241,427)	(442,842)
Other income (expense):
Interest expense	(980)	(182)	(2,293)	(192)
Total other income (expense)	(980)	(182)	(2,293)	(192)
Income before income taxes	$(121,697)	$(7,359)	$(243,720)	$(442,634)

Income tax expense	—	—	—	—
Net Loss	(121,697)	(7,359)	(243,720)	(43,034)

Net loss per common share – basic and diluted	$(0.02)	$(0.00)	$(0.05)	$(0.01)
Weighted average common shares outstanding – basic and diluted	5,131,612	4,831,201	5,131,612	4,831,201

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Statement of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(243,720)	$(442,634)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued for services	—	400,000
Changes in net assets and liabilities -
Accounts payable and accrued liabilities	3,694	(174)
Prepaid expense	—	4,944
Accrued compensation	—	18,750
Liability to be settled with stock	225,000	—
Deferred revenue	(1,279)	(1,278)
NET CASH USED IN OPERATING ACTIVITIES	(16,305)	(20,392)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	10,000
Proceeds from loans	1,063	14,638
Repayment of loans	—	(4,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,063	20,638

NET (DECREASE) INCREASE IN CASH	(15,242)	246

CASH – BEGINNING OF PERIOD	18,163	1,016
CASH – END OF PERIOD	$2,921	$1,262

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$—	$—
Interest	—	—

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports, Inc.

Notes to the Financial Statements

(Unaudited)

June 30, 2018

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

The Company incorporated in the State of Nevada on February 26, 2013. Effective April 4, 2016, the Company changed its name to Team 360 Sports Inc. The Company will provide amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the six months ended June 30, 2018 and full year ending December 31, 2017. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2017 filed on April 2, 2018.

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

Revenue Recognition

Adoption of ASU 2014-09

Initial Adoption —On January 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the FASB Accounting Standards Codification (“ASC”) as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. the adoption of ASC 606 did not have a material impact on the results of operations for the three and six months ended June 30, 2018, and the Company does not expect it to have a material impact on its results of operations for the remainder of 2018 and on a prospective basis.

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

The Company records amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying balance sheets. Revenues for maintenance agreements, software support, online services and information products are recognized ratably over the term of the service agreement.

The Company recognizes revenue on a net basis, which excludes sales tax collected from customers and remitted to governmental authorities.

The Company has had minimal revenues from two customers in three transactions as the Company was developing its technology and platform. On November 1, 2016 the Company entered into a Licensing Agreement. The agreement grants the Licensee rights to grant sublicenses to third parties. The license agreement calls for a one time non refundable fee of $10,000 and a $3,000 set up and training fee. The license agreement also calls for a five percent (5%) royalty on further sales by licensees, but no royalty fees have been received to date.  All fees and royalty payments are to be recognized over the life of the agreement, which terminates on December 1, 2021. The Company recognized $1,279 and $1,278 of revenue during the six months ended June 30, 2018 and the six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017, there was deferred revenue of $8,738 and $10,017, respectively.

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

Interest and Penalties Policies

We classify tax-related penalties and net interest on income taxes as income tax expense. As of June 30, 2018 and June 30, 2017, no income tax expense had been incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2018 and December 31, 2017. Actual results could differ from those estimates made by management.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. The Company does not have any potentially dilutive instruments for the six months ended June 30, 2018 and June 30, 2017 because their effect is anti-dilutive.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $1,063,453 as of June 30, 2018. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Note 4 – Loans Payable

On January 1, 2017, the Company executed a promissory note for $4,000. The loan was repaid on January 23, 2017. The loan was unsecured, accrued interest at 10% and was due on demand. During the year 2017, the Company received a total of $42,638 in loan funds for operating expenses from the same party and made principal payments of $3,993, interest payments of $7 and earned accrued interest of $910. The total outstanding balance on the note at December 31, 2017 was $39,548, which included $38,645 of principal and $904 in accrued interest. During the six months ended June 30, 2018, the Company received a total of $1,063 in loan funds for operating expenses from the same party. The total outstanding balance on the note at June 30, 2018 was $42,904 which included $40,611 of principal and $2,293 in accrued interest. The Company recorded $990 of interest expense for the three months period ended June 30, 2018 and $2,293 of interest expense for six months ended June 30, 2018.

Note 5 – Stockholders’ Equity

On January 1, 2017, the Company issued 400,000 shares of common stock for services to Mssrs. Miklos and Smith. The shares were issued at fair market value of $1.00 per share, for a total non-cash expense of $400,000.

On January 20, 2017, the Company sold 10,000 shares of common stock for total cash proceeds of $10,000.

On August 24, 2017, the Company issued 300,000 shares of common stock for services. The shares were issued at fair market value of $1, for a total non-cash expense of $300,000

As of June 30, 2018 a total of 5,131,612 shares of common stock were issued and outstanding.

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

On January 1, 2018, The Company amended the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 450,000 common shares of the Company fully earned immediately to be assigned and registered fully as at the end of the fiscal year. As of June 30, 2018, 225,000 shares valued at $1.00 per share for a total of $225,000 was accrued as compensation for Sandor Miklos.

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

Results of Operations

Comparison of three-month periods ended June 30, 2018 and 2017

Revenue

We have generated $640 in revenues for the three month period ended June 30, 2018 and $639 for the three month period ended June 30, 2017. This revenue is derived from the amortization of deferred revenue from a license contract.

Expenses

General and administration expenses for the three-month period ended June 30, 2018, amounted to $8,857, compared to $7,816 during the three-month period ended June 30, 2017. The Company incurred significant accounting and legal expense associated with registering the company with the Securities and Exchange Commission in 2017.

Compensation expenses for the three-month period ended June 30, 2018, amounted to $112,500, compared to $- during the three-month period ended June 30, 2017. The increase is attributable to the CEO amending his existing Executive Compensation contract thereby forgoing any cash compensation for the fiscal year 2018 in lieu of stock compensation of 112,500 shares valued at $112,500.

Other expense for the three-month period ended June 30, 2018 amounted to $980, compared to $182 during the three-month period ended June 30, 2017.  The increase is primarily due to an increase in interest expense associated with the company’s increase in its loan payable.

Net Loss

For the three-month period ended June 30, 2018, we incurred a net loss of $121,697, compared to a net loss of $7,759 for the three-month period ended June 30, 2017. The increase is primarily attributable to common stock compensation valued at $112,500, owed to the CEO.

Comparison of six-month periods ended June 30, 2018 and 2017

Revenue

We have generated $1,279 in revenues for the six month period ended June 30, 2018 and $1,278 for the six month period ended June 30, 2017. This revenue is derived from the amortization of deferred revenue from a license contract.

Expenses

General and administration expenses for the six-month period ended June 30, 2018, amounted to $17,706, compared to $24,970 during the six-month period ended June 30, 2017. The Company incurred significant accounting and legal expense associated with registering the company with the Securities and Exchange Commission in 2017.

Compensation expenses for the six-month period ended June 30, 2018, amounted to $225,000, compared to $418,750 during the six-month period ended June 30, 2017. The decrease is attributable to the CEO amending his existing Executive Compensation contract thereby forgoing any cash compensation for the fiscal year 2018 in lieu of stock compensation of 225,000 shares valued at $225,000. The 2018 compensation expense represents only six months of stock compensation versus a full year in 2017.

Other expense for the six-month period ended June 30, 2018 amounted to $2,293, compared to $192 during the six-month period ended June 30, 2017.  The increase is primarily due to an increase in interest expense associated with the company’s increase in its loan payable.

Net Loss

For the six-month period ended June 30, 2018, we incurred a net loss of $243,720, compared to a net loss of $442,633 for the six-month period ended June 30, 2017. The decrease is primarily attributable to common stock compensation valued at $225,000, owed to the CEO for only six months versus a full year in 2017.

Liquidity and Capital Resources

As of June 30, 2018, we have $2,921 in current assets and $278,142 in current liabilities. Our total assets were $2,291 and our total liabilities were $278,142. We had $2,291 in cash and our working capital deficit was $275,221.

Cash Flows:

	For the six months ended
	June 30,
	2018	2017
Cash Flows from Operating Activities	$(16,305)	$(20,392)
Cash Flows from Financing Activities	1,603	20,638
Effects of Currency Translations	—	—
Net (decrease) increase in cash	$(15,242)	$246

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

Revenue Recognition

Adoption of ASU 2014-09

Initial Adoption —On January 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the FASB Accounting Standards Codification (“ASC”) as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. the adoption of ASC 606 did not have a material impact on the results of operations for the three and six months ended June 30, 2018, and the Company does not expect it to have a material impact on its results of operations for the remainder of 2018 and on a prospective basis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, Sandor Miklos, who is our Chief executive officer and Chief financial officer, as of June 30, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Team 360 Sports Inc.

Dated: August 8, 2018	By:	/s/ Sandor Miklos
Sandor Miklos
President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

Dated: August 8, 2018	By:	/s/ Sandor Miklos
Sandor Miklos
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

