Form 10-Q
period 2018-09-30
TEAM 360 SPORTS, INC.
filed 2018-11-16
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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
[X] Yes      [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 09, 2018
Common stock, $0.001 par value	5,131,612

Team 360 Sports Inc.

Form 10-Q

For the Nine Months Ended September 30, 2018

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Team 360 Sports Inc.

Balance Sheets

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$214	$18,163
Total Current Assets	214	18,163

TOTAL ASSETS	$214	$18,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,540	$99
Deferred revenue	8,099	10,017
Loan payable	40,611	39,548
Liability to be settled with stock	337,500	—
Total liabilities	391,750	49,664

Commitments and Contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 5,131,612 shares issued and outstanding, as of September 30, 2018 and December 31, 2017, respectively	5,132	5,132
Additional paid in capital	783,100	783,100
Accumulated deficit	(1,179,768)	(819,733)
Total stockholders' deficit	(391,536)	(31,501)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$214	$18,163

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Statement of Operations

(Unaudited)

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2018		2017	2018		2017

Revenues	$639		$640	$1,918		$1,918

Operating expenses
Compensation expense	112,500		-	337,500		418,750
General and administrative	3,453		6,049	21,159		31,420
Total operating expense	115,953		6,049	358,659		350,170

Loss from operations	(115,314)		(5,409)	(356,741)		(448,252)
Other income (expense):
Interest expense	(1,001)		(76)	(3,294)		(267)
Total other income (expense)	(1,001)		(76)	(3,294)		(267
Income before income taxes	$(116,315)		$(5,485)	$(360,035)		$(448,519

Income tax expense		-	-		-	-
Net Loss	(116,315)		(5,485)	(360,035)		(448,519)

Net loss per common share – basic and diluted	$(0.02)		$(0.00)	$(0.07)		$(0.09
Weighted average common shares outstanding – basic and diluted	5,131,612		4,831,201	5,131,612		4,831,201

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Statement of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(360,035)	$(448,519)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services	—	400,000

Changes in net assets and liabilities -
Accounts payable and accrued liabilities	5,441	170
Prepaid expense	—	5,000
Accrued compensation	—	18,750
Liability to be settled with stock	337,500	—
Deferred revenue	(1,918)	(1,918)
NET CASH USED IN OPERATING ACTIVITIES	(19,012)	(26,517)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	10,000
Proceeds from loans	1,063	22,638
Repayment of loans	—	(4,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,063	28,638

NET (DECREASE) INCREASE IN CASH	(17,949)	2,121

CASH – BEGINNING OF PERIOD	18,163	1,016
CASH – END OF PERIOD	$214	$3,137

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income tax	$—	$—
Interest	—	—

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports, Inc.

Notes to the Financial Statements

(Unaudited)

September 30, 2018

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

The Company incorporated in the State of Nevada on February 26, 2013. Effective April 4, 2016, the Company changed its name to Team 360 Sports, Inc. The Company will provide amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the nine months ended September 30, 2018 and full year ending December 31, 2017. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2017 filed on April 2, 2018.

.

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

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. The adoption of ASC 606 did not have a material impact on the results of operations for the three and nine months ended September 30, 2018, and the Company does not expect it to have a material impact on its results of operations for the remainder of 2018 and on a prospective basis.

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

The Company has had minimal revenues from two customers in three transactions as the Company was developing its technology and platform. On November 1, 2016 the Company entered into a Licensing Agreement. The agreement grants the Licensee rights to grant sublicenses to third parties. The license agreement calls for a one time nonrefundable fee of $10,000 and a $3,000 set up and training fee. The license agreement also calls for a five percent (5%) royalty on further sales by licensees, but no royalty fees have been received to date.  All fees and royalty payments are to be recognized over the life of the agreement, which terminates on December 1, 2021. The Company recognized $1,918 and $1,918 of revenue during the nine months ended September 30, 2018 and the nine months ended September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017, there was deferred revenue of $8,099 and $10,017, respectively.

Interest and Penalties Policies

We classify tax-related penalties and net interest on income taxes as income tax expense. As of September 30, 2018 and September 30, 2017, no income tax expense had been incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2018 and December 31, 2017. Actual results could differ from those estimates made by management.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. The Company does not have any potentially dilutive instruments for the nine months ended September 30, 2018 and September 30, 2017 because their effect is anti-dilutive.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $1,179,768 as of September 30, 2018. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Note 4 – Loans Payable

On January 1, 2017, the Company executed a promissory note for $4,000. The loan was repaid on January 23, 2017. The loan was unsecured, accrued interest at 10% and was due on demand. During the year 2017, the Company received a total of $42,638 in loan funds for operating expenses from the same party and made principal payments of $3,993, interest payments of $7 and earned accrued interest of $910. The total outstanding balance on the note at December 31, 2017 was $39,548, which included $38,645 of principal and $904 in accrued interest. During the nine months ended September 30, 2018, the Company received a total of $1,063 in loan funds for operating expenses from the same party. The total outstanding balance on the note at September 30, 2018 was $43,905 which included $39,707 of principal and $4,198 in accrued interest. The Company recorded $1,001 of interest expense for the three months period ended September 30, 2018 and $3,294 of interest expense for nine months ended September 30, 2018.

Note 5 – Stockholders’ Equity

On January 1, 2017, the Company issued 400,000 shares of common stock for services to Mssrs. Miklos and Smith. The shares were issued at fair market value of $1.00 per share, for a total non-cash expense of $400,000.

On January 20, 2017, the Company sold 10,000 shares of common stock for total cash proceeds of $10,000.

On August 24, 2017, the Company issued 300,000 shares of common stock for services. The shares were issued at fair market value of $1, for a total non-cash expense of $300,000

As of September 30, 2018 a total of 5,131,612 shares of common stock were issued and outstanding.

Note 6 – Related party transactions

 On January 1, 2017, pursuant to the terms of an Executive Management Agreement, the Company granted 200,000 shares of common stock to Mr. Sandor Miklos, President and member of the Board of Directors. The shares were issued at $1.00 per share for a total non-cash expense of $200,000.

 On January 1, 2017, pursuant to the terms of an Executive and Consulting Agreement, the Company granted 200,000 shares of common stock to Mr. Simon Smith, Chief Technology Officer. The shares were issued at $1.00 per share for a total non-cash expense of $200,000.

On January 1, 2018, The Company amended the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 450,000 common shares of the Company fully earned immediately to be assigned and registered fully as at the end of the fiscal year. As of September 30, 2018, 337,500 shares valued at $1.00 per share for a total of $337,500 was accrued as compensation for Sandor Miklos.

Note 7 – Subsequent Events

On November 9, 2018, The Company received a total of $2,750 in loan funds for operating expenses.

The Company evaluates events that occur after the year-end date through the date the financial statements are issued. Accordingly, management has evaluated subsequent events and has determined that there were no subsequent events, other than as disclosed above, requiring adjustment to, or disclosure in, the financial statements.

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

Overview

We were incorporated in Nevada on February 26, 2013, and on April 4, 2016, amended the Articles of Incorporation to change the name of the company to Team 360 Sports, Inc. The Company provides amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

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

Results of Operations

Comparison of three-month periods ended September 30, 2018 and 2017

Revenue

We have generated $639 in revenues for the three month period ended September 30, 2018 and $640 for the three month period ended September 30, 2017. This revenue is derived from the amortization of deferred revenue from a license contract.

Expenses

General and administration expenses for the three-month period ended September 30, 2018, amounted to $3,453, compared to $6,049 during the three-month period ended September 30, 2017. The Company incurred significant accounting and legal expense associated with registering the company with the Securities and Exchange Commission in 2017.

Compensation expenses for the three-month period ended September 30, 2018, amounted to $112,500, compared to $0 during the three-month period ended September 30, 2017. The increase is attributable to the CEO amending his existing Executive Compensation contract thereby forgoing any cash compensation for the fiscal year 2018 in lieu of stock compensation of 112,500 shares valued at $112,500.

Other expense for the three-month period ended September 30, 2018 amounted to $1,001, compared to $76 during the three-month period ended September 30, 2017.  The increase is primarily due to an increase in interest expense associated with the company’s increase in its loan payable.

Net Loss

For the three-month period ended September 30, 2018, we incurred a net loss of $116,315, compared to a net loss of $5,485 for the three-month period ended September 30, 2017. The increase is primarily attributable to common stock compensation valued at $112,500, owed to the CEO.

Comparison of nine-month periods ended September 30, 2018 and 2017

Revenue

We have generated $1,918 in revenues for the nine month period ended September 30, 2018 and $1,918 for the nine month period ended September 30, 2017. This revenue is derived from the amortization of deferred revenue from a license contract.

Expenses

General and administration expenses for the nine-month period ended September 30, 2018, amounted to $21,159, compared to $31,420 during the nine-month period ended September 30, 2017. The Company incurred significant accounting and legal expense associated with registering the company with the Securities and Exchange Commission in 2017.

Compensation expenses for the nine-month period ended September 30, 2018, amounted to $337,500, compared to $418,750 during the nine-month period ended September 30, 2017. The decrease is attributable to the CEO amending his existing Executive Compensation contract thereby forgoing any cash compensation for the fiscal year 2018 in lieu of stock compensation of 337,500 shares valued at $337,500.

Other expense for the nine-month period ended September 30, 2018 amounted to $3,294, compared to $267 during the nine-month period ended September 30, 2017.  The increase is primarily due to an increase in interest expense associated with the company’s increase in its loan payable.

Net Loss

For the nine-month period ended September 30, 2018, we incurred a net loss of $360,035, compared to a net loss of $448,519 for the nine-month period ended September 30, 2017. The decrease is primarily attributable to common stock compensation valued at $337,500, owed to the CEO in 2018 versus a full year in 2017.

Liquidity and Capital Resources

As of September 30, 2018, we have $214 in current assets and $391,750 in current liabilities. Our total assets were $214 and our total liabilities were $391,750. We had $214 in cash and our working capital deficit was $391,536.

Cash Flows:

	For the nine months ended
	September 30,
	2018	2017

Cash Flows from Operating Activities	$(19,012)	$(26,517)
Cash Flows from Financing Activities	1,603	28,638
Effects of Currency Translations	—	—
Net (decrease) increase in cash	$(17,949)	$2,121

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

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the three and nine months ended September 30, 2018, and the Company does not expect it to have a material impact on its consolidated results of operations for the remainder of 2018 and on a prospective basis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, Sandor Miklos, who is our Chief executive officer and Chief financial officer, as of September 31, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Team 360 Sports Inc.

Dated: November 15, 2018	By:	/s/ Sandor Miklos
Sandor Miklos
President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

Dated: November 15, 2018	By:	/s/ Sandor Miklos
Sandor Miklos
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer)

