Form 10-K
period 2018-12-31
TEAM 360 SPORTS, INC.
filed 2019-04-01
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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
[X] Yes   No [    ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
[X] Yes      [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
[   ] Yes      [X] No

The aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second ﬁscal quarter:

As of June 30, 2018 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $0, as there was no market for the common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2019
Common stock, $0.001 par value	5,131,612

 DOCUMENTS INCORPORATED BY REFERENCE: None.

2

TEAM 360 SPORTS, INC.
Form 10-K
INDEX

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

Team 360 Sports has its Nevada registered office in Carson City Nevada and operates its administrative office in Ontario, Canada. The company addresses a unique need in the Sports Industry that has over 60 million players and revenues in excess of $400 billion dollars.

Team 360 Sports offers several proven solutions for the Sports Industry:

Team360Apps

The Company’s app is located at www.team360apps.com.

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

Team 360 Sports Inc is Nevada Corporation. Sandor Miklos is the Chief Executive Officer and he and Mario Discepola own the majority of the Company. We are located on the Internet at www.team360apps.com.

See Mr. Miklos' biography for more details at pages 29.

Customers, Distribution and Marketing

The world of amateur athletics goes far beyond the confines of high school and collegiate sports and is changing rapidly in size and demographics. Amateur athletics and their corresponding leagues create industries which not only continue to increase membership, but generate billions of dollars in revenues in the U.S. and Canada. While the amateur segment is fragmented at the commercial level, youth athletics alone (including all sports) represents an industry that generates an estimated $5 billion (in the U.S.) in annual revenues and provides services to an estimated 44 million youth between the ages of 6 and 17 annually.[1]

Adults in the U.S. spend more than $100 billion on recreational sports and sports-related sectors each year, with a large part going to league/association memberships as dues and subscriptions. There is strong potential for companies that can capitalize on underrepresented market niches including sports team management and data collection services.

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

Employees

As of the date of this filing, Team 360 Sports employed a total of 2 people, which include the Chief Executive Officer and the Chief Operating Officer. Team 360 Sports considers its relationship with its employees to be stable.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2018 and 2017. The discussion and analysis that follows should be read together with our financial statements and the notes to the financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Overview

We were incorporated in Nevada on February 26, 2013, and on April 4, 2016, amended the Articles of Incorporation to change the name of the company to Team 360 Sports Inc. The Company provides amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

The Company has had minimal revenues as the Company has been developing its technology and platform. The trend in the market place is to provide services to teams versus large organizations such as leagues and clubs. The Company is planning to move into that market place, however there can be no assurances that it will succeed.

Results of Operations

Comparison of twelve-month periods ended December 31, 2018 and 2017

Revenue

We have generated $2,557 and $2,557 in revenues for the year ended December 31, 2018 and 2017, respectively.

Expenses

General and administration expenses for the year ended December 31, 2018, amounted to $26,532, compared to $34,313 during the year ended December 31, 2017. The decrease is due to decreased technical support fees incurred in 2018 and reduced legal fees, which were incurred in 2017 for the S-1 preparation.

Compensation expenses for the year ended December 31, 2018, amounted to $450,000 compared to $725,000 during the year ended December 31, 2017. The decrease is primarily attributable to the Company paying $450,000 in share based compensation to its Chief Executive Officer in 2018, versus $300,000 in share based compensation being paid to a third party, and a total of $400,000 in share based compensation being paid to the Chief Executive Officer and Chief Technology Officer in 2017.

Other expense for the year ended December 31, 2018 amounted to $4,342, compared to $910 during the year ended December 31, 2017.  The increase is primarily due to an increase in interest expense and financing fees associated with the company’s increase in its loan payable.

Net Loss

For the year ended December 31, 2018, we incurred a net loss of $478,717, compared to a net loss of $757,666 for the year ended December 31, 2017. The decrease is primarily attributable to the Company paying $450,000 in share based compensation to its Chief Executive Officer in 2018, versus $300,000 in share based compensation being paid to a third party, and a total of $400,000 in share based compensation being paid to the Chief Executive Officer and Chief Technology Officer in 2017.

Liquidity and Capital Resources

As of December 31, 2018, we have $214 in current assets and $510,432 in current liabilities. Our total assets were $214 and our total liabilities were $510,432. We had $214 in cash and our working capital deficit was $510,218.

Cash Flows:

	For the years ended
	December 31,
	2018	2017
Cash Flows from Operating Activities	$(21,806)	$(31,491)
Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities	3,857	48,638
Effects of Currency Translations	—	—
Net increase in cash	$(17,949)	$17,147

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended December 31, 2018 begin on page F-1 and have been audited by our independent accountants, Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, Sandor Miklos, who is our Chief executive officer and Chief financial officer, as of December 31, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2018, our internal control over financial reporting was not effective.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Neither the Company, its property, nor any of its directors or officers is a party to any pending legal proceeding, nor have they been subject to a bankruptcy petition filed against them. None of its officers or directors have been convicted in, nor is subject to, any criminal proceeding.

The names and ages of the directors and executive officers of the Company and their positions with the Company are as follows:

Name	Age	Position
Sandor (Alex) Miklos	61	President, Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer), Chairman of the Board
Simon Smith	47	Vice President and Chief Technical Officer

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation. The following table summarizes, for each of 2018 and 2017 the compensation awarded, paid to or earned by our President, CEO and Chairman of the Board of Directors, Sandor Miklos and our Vice President and Chief Technical Officer Simon Smith who are compensated for their services to the Company; no other officer receives compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any other officer other than these two individuals will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

	Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sandor Miklos (1)	2018	-	-	450,000	-	-	-	-	450,000
President CEO,CFO, (Principal Accounting Officer) Chairman	2017	-	-	200,000	-	-	-	-	200,000

Simon Smith (2)	2018	-	-	-	-	-	-	-	-
Chief Technical Officer	2017	-	-	200,000	-	-	-	-	200,000

(1) The Company has entered into an employment agreement with Mr. Miklos dated January 1, 2015 which provides for compensation for Mr. Miklos in the form of 100,000 shares of the Company's common stock for each year of his service to the Company and any other financial compensation, however, no monetary compensation has been paid to date. The Agreement was amended as of January 1, 2017 to provide the annual compensation at the annual rate of 200,000 shares of Company common stock for services rendered after January 1, 2017, together with a cash payment of $75,000 for each year after January 1, 2017. During the year ended December 31, 2017, no compensation has been paid or accrued to Mr. Miklos in addition to the 200,000 shares of common stock issued at a value of $1 per share. On January 1, 2018, The Company amended the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 450,000 common shares of the Company fully earned immediately to be assigned and registered fully as at the end of the fiscal year. As of December 31, 2018, 450,000 shares valued at $1.00 per share for a total of $450,000 was accrued as compensation for Sandor Miklos.

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

(3) Based upon FASB ASC Topic 718 in reference to Item 402(n)(2)(v) of Regulation S-K, the shares were valued at $200,000 ($1.00 per share) for the year end 12/31/17 as the Company sold shares for $1/share during the year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 1, 2019, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of April 1, 2019 there were 5,131,612 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Class of Securities	Shares Beneficially Owned	Percentage Owned (2)

Directors and Executive Officers

Sandor Alex Miklos, Chief Executive Officer, Chief Financial Officer, President and Director	Common Stock	1,800,000	33.12%

Simon Smith, Vice President and Chief Technical Officer	Common Stock	500,000	6.21%

All Officers and Directors	Common Stock	2,300,000	39.33%

5% Stockholders

Mario Discepola	Common Stock	1,500,000	31.05%

Brookside Investments Ltd.	Common Stock	375,000	7.76%

0815423 BC Ltd	Common Stock	375,000	7.76%

Hartswood Limited	Common Stock	375,000	7.76%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Based on 5,131,612 shares of our Common Stock issued and outstanding as of April 1, 2019.

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

On January 1, 2018, The Company amended the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 450,000 common shares of the Company fully earned immediately to be assigned and registered fully as at the end of the fiscal year. As of December 31, 2018, 450,000 shares valued at $1.00 per share for a total of $450,500 was accrued as compensation for Sandor Miklos.

On November 20, 2018, the Company received a loan payable in the amount of $2,781 from a more than 5% shareholder for the payment of Company expenses. This loan is unsecured, non-interest bearing, and has no specific terms for repayment. As of December 31, 2018, the Company had a loan payable of $2,781 to the same party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah and Michael Gillespie & Associates, PLLC, the predecessor auditor, for the fiscal periods shown.

	December 31,	December 31,
	2018	2017
Audit Fees	$9,000	$9,665
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$9,000	$9,665

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

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

ITEM 16. FORM 10-K SUMMARY. None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Team 360 Sports, Inc.

Maple, Ontario, Canada

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Team 360 Sports, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 1, 2019

Team 360 Sports Inc.

Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$214	$18,163
Total Current Assets	214	18,163

TOTAL ASSETS	$214	$18,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,786	$99
Deferred revenue	7,460	10,017
Related party notes payable	2,781	—
Loan payable	43,405	39,548
Liability to be settled with stock	450,000	—
Total liabilities	510,432	49,664

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 5,131,612 shares issued and outstanding, as of December 31, 2018 and December 31, 2017, respectively	5,132	5,132
Additional paid in capital	783,100	783,100
Accumulated deficit	(1,298,450)	(819,733)
Total stockholders' deficit	(510,218)	(31,501)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$214	$18,163

The accompanying notes are an integral part of these financial statements.

Team 360 Sports Inc.

Statements of Operations

	For the Year Ended December 31
	2018	2017
REVENUES	$2,557	2,557

OPERATING EXPENSES:
Compensation Expense	450,000	725,000
General and Administrative	26,532	34,313
Total operating expenses	476,532	759,313

LOSS FROM OPERATIONS	(473,975)	(756,756)

OTHER EXPENSE:
Interest expense	(4,342)	(910)
Financing fees	(400)	—

TOTAL OTHER INCOME (EXPENSE)	(4,742)	(910)
Loss before income taxes	(478,717)	(757,666)

Income tax	—	—

NET LOSS	$(478,717)	$(757,666)
Weighted average common shares outstanding – basic and diluted	5,581,612	4,935,996
Basic earnings per share	$(0.09)	$(0.15)

The accompanying notes are an integral part of these financial statements.

 Team 360 Sport Inc.

Statement of Stockholders’ Deficit

For the Years ended December 31, 2018 and 2017

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
Balance – December 31, 2016	4,421,612	$4,422	$48,810	$(62,067)	$(8,835)

Common stock for cash	10,000	10	9,990	—	10,000
Common stock to be issued for services	700,000	700	699,300	—	700,000
Discharge of related party debt	—	—	25,000	—	25,000
Net loss for the period	—	—	—	(757,666)	(732,666)
Balance - December 31, 2017	5,131,612	5,132	783,100	(819,733)	(31,501)

Net loss for the period	—	—	—	(478,717)	(478,717)
Balance December 31, 2018	5,131,612	$5,132	$783,100	$(1,298,450)	$(510,218)

The accompanying notes are an integral part of these financial statements.

Team 360 Sports Inc.

Statements of Cash Flows

>
	For the Years ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(478,717)	$(757,666)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued for services	—	700,000
Changes in net assets and liabilities -
Accounts payable and accrued expenses, including related party	6,687	(2,178)
Accrued compensation	—	25,000
Prepaid expense	—	5,000
Liability to be settled with stock	450,000	910
Deferred revenue	(2,557)	(2,557)
NET CASH USED IN OPERATING ACTIVITIES	(24,587)	(31,491)

INVESTING ACTIVITIES:

NET CASH USED IN INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	10,000
Proceeds from loans	3,857	42,638
Proceeds from related party	2,781	—
Repayment of loans	—	(4,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,638	48,638

NET INCREASE (DECREASE) IN CASH	(17,949)	17,147

CASH – BEGINNING OF PERIOD	18,163	1,016
CASH – END OF PERIOD	$214	$18,163

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$—	$—
Interest	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Discharge of related party debt	$—	$25,000

 The accompanying notes are an integral part of these financial statements.

Team 360 Sports Inc.

Notes to the Financial Statements

For the Years ended December 31, 2018 and December 31, 2017

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

The Company incorporated in the State of Nevada on February 26, 2013. Effective April 4, 2016, the Company changed its name to Team 360 Sports, Inc. The Company will provide amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

The Company’s audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying audited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

ASC Topic 606 Impact - On November 1, 2016 the Company entered into a Licensing Agreement. The agreement grants the Licensee rights to grant sublicenses to third parties. The license agreement calls for a one time nonrefundable fee of $10,000 and a $3,000 set up and training fee. The license agreement also calls for a five percent (5%) royalty on further sales by licensees, but no royalty fees have been received to date.  All fees and royalty payments are to be recognized over the life of the agreement, which terminates on December 1, 2021.

The adoption of ASC Topic 606 now calls for us to identify the performance obligation in a licensing contract. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The implementation guidance states that: An entity’s promise to grant a customer a license to symbolic intellectual property (that is, intellectual property that does not have significant standalone functionality) includes supporting or maintaining that intellectual property during the license period. Therefore, the nature of the entity’s promise to the customer is both to (a) grant the customer rights to use and benefit from the entity’s intellectual property and make that underlying intellectual property available for the customer’s use and benefit and (b) support or maintain the intellectual property during the license period (or over the remaining economic life of the intellectual property, if shorter). Consequently, a license to symbolic intellectual property is satisfied over time. Symbolic intellectual property includes brands, team or trade names, logos, and franchise rights. The Company’s licensing agreement grants the licensee the right to grant sublicenses to third parties, which by definition can be considered a franchise right under topic 606-10-55-54. In addition, we assessed whether there were two separate performance obligations associated with the licensing agreement; specifically (1) the right to license the software and (2) the setup and training fee. The setup and training services are essential in allowing the licensee the ability to license the software to third parties. As a result, the license and set up and training fees are not distinct from one another, and constitute a single performance obligation under the contract. Therefore, the one time non refundable fee and the set up and training fees are being recognized over time.

On our Balance Sheet, Deferred Revenue will continue to be reported as it is currently reported as well as revenue on our income statement. The assessment of our December 31, 2018, Balance Sheet under ASC Topic 606 will not result any reclassifications among financial statement accounts.

The Company recognized $2,557 and $2,557 of revenue during the twelve months ended December 31, 2018 and the twelve months ended December 31, 2017, respectively. As of December 31, 2018 and December 31, 2017, there was deferred revenue of $7,460 and $10,017, respectively.

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

Interest and Penalties Policies

We classify tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2018 and December 31, 2017, no income tax expense had been incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2018 and December 31, 2017. Actual results could differ from those estimates made by management.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. The Company does not have any potentially dilutive instruments for the years ended December 31, 2018 and December 31, 2017 because their effect is anti-dilutive.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration. No subsequent events were noted.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB's new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $1,298,450 as of December 31, 2018. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The attainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

During the year ended 2018, the Company received a total of $3,857 in loan funds for operating expenses from the same party. The total outstanding balance on the note at December 31, 2018 was $47,747 which included $43,405 of principal and $4,342 in accrued interest. The Company recorded $4,342 of interest expense for the year ended December 31, 2018.

Note 5 – Stockholders’ Equity

On January 1, 2017, the Company issued 400,000 shares of common stock for services to Mr. Miklos and Smith. The shares were issued at fair market value of $1.00 per share, for a total non-cash expense of $400,000.

On January 20, 2017, the Company sold 10,000 shares of common stock for total cash proceeds of $10,000.

On August 24, 2017, the Company issued 300,000 shares of common stock for services. The shares were issued at fair market value of $1, for a total non-cash expense of $300,000

As of December 31, 2018 a total of 5,131,612 shares of common stock issued and outstanding.

Note 6 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The cumulative deferred tax asset for the years 2018 and 2017 is $33,905 and $28,786, respectively, which is calculated by multiplying the estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the year ended December 31,	2018	2017
Book loss for the year	$(478,717)	$(757,666)
Temporary differences:
Accrued compensation	450,000	700,000
Accrued Interest	4,342	—
Tax loss for the year	(24,375)	(57,666)

Estimated effective tax rate	21%	21%

Gross Deferred tax asset	$5,119	$12,110
Valuation allowance	(5,119)	(12,110)
Total Deferred tax asset	—	—

 Details of valuation allowance for the last two years are as follows:

For the years ended December 31,	2018	2017
Balance at beginning of year	$28,786	$16,676
Additions	5,119	12,110
Deductions	—	—
Balance at end of year	$33,905	$28,786

Rate Reconciliation:

For the years ended December 31,	2018	2017
Federal income tax at stator rate	$(100,531)	$(159,110)
Temporary differences	95,412	147,000
Change in Valuation Allowance	5,119	12,110
	$—	$—

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended December 31, 2018 and 2017 would affect the effective income tax rate. There were no unrecognized income tax benefits as of December 31, 2018 and 2017.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company did not recognize any expenses any interest and penalties as of December 31, 2018 and 2017, respectively.

All tax years since inception are open for examination by taxing authorities.

Note 7 – Related party transactions

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

On January 1, 2018, the Company amended the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 450,000 common shares of the Company fully earned immediately to be assigned and registered fully as at the end of the fiscal year. As of December 31, 2018, 450,000 shares valued at $1.00 per share for a total of $450,500 was accrued as compensation for Sandor Miklos.

On November 20, 2018, the Company received a loan payable in the amount of $2,781 from a more than 5% shareholder for the payment of Company expenses. This loan is unsecured, non-interest bearing, and has no specific terms for repayment. As of December 31, 2018, the Company had a loan payable of $2,781 to the same party.

Note 8 – Subsequent Events

The Company’s management evaluated subsequent events through the date the financial statements were issued and there were no subsequent events to report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Team 360 Sport Inc.
(Registrant)

Date: April 1, 2019	By:	/s/ Sandor Miklos
Sandor Miklos
President, Chief Executive Officer Chairman of the Board of Directors
(Principal Executive Officer)

Date: April 1, 2019	By:	/s/ Sandor Miklos
Sandor Miklos
Chief Financial Officer (Principal
Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Team 360 Sports Inc.

Dated: April 1, 2019	By:	/s/ Sandor Miklos
Sandor Miklos
President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

Dated: April 1, 2019	By:	/s/ Sandor Miklos
Sandor Miklos
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

23