Form 10-Q
period 2019-03-31
TEAM 360 SPORTS, INC.
filed 2019-05-15
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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
[   ] Yes      [X] No

The aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2019: 5,131,612.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2019
Common stock, $0.001 par value	5,131,612

Team 360 Sports Inc.
Form 10-Q
For the Three Months Ended March 31, 2019

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in the financial statements and related notes included on the Company’s Annual Report on Form 10-K filed on April 1, 2019 .

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Team 360 Sports Inc.

Balance Sheets

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$214	$214
Total Current Assets	214	214

TOTAL ASSETS	$214	$214

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities	$6,380	$6,786
Deferred revenue	6,820	7,460
Related party notes payable	2,781	2,781
Loan payable	51,811	43,405
Liabilities to be settled in stock	562,500	450,000
Total liabilities	630,292	510,432

Commitments and Contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 5,131,612 shares issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively	5,132	5,132
Additional paid in capital	783,100	783,100
Accumulated deficit	(1,418,310)	(1,298,450)
Total stockholders' deficit	(630,078)	(510,218)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$214	$214

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2019	2018

Revenues	$639	$639

Operating expenses
Compensation expense	112,500	112,500
General and administrative	6,825	8,849
Total operating expense	119,325	121,349

Loss from operations	(118,686)	(120,710)

Other income (expense):
Interest expense	(1,174)	(1,313)
Total other income (expense)	(1,174)	(1,313)

Income before income taxes	$(119,860)	$(122,023)

Income tax expense	—	—
Net Loss	(119,860)	(122,023)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding – basic and diluted	5,131,612	5,131,612

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sport, Inc.

Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2019 and March 31, 2018

(Unaudited)

Statement of Stockholders’ Deficit for the Three Months ended March 31, 2018

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Totals
Balance - December 31, 2017	5,131,612	$5,132	$783,100	$(819,733)	$—	$(31,501)

Net loss for the period	—	—	—	(122,023)	—	(122,023)
Balance March 31, 2018	5,131,612	$5,132	$783,100	$(941,756)	$—	$(153,524)

Statement of Stockholders’ Deficit for the Three Months ended March 31, 2019

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Totals
Balance – December 31, 2018	5,131,612	$5,132	$783,100	$(1,298,450)	$—	$(510,218)

Net loss for the period	—	—	—	(119,860)	—	(119,860)
Balance March 31, 2019	5,131,612	$5,132	$783,100	$(1,418,310)	$—	$(630,078)

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(119,860)	$(122,023)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued for services	112,500	112,500
Changes in net assets and liabilities -
Accounts payable and accrued liabilities	(406)	5,677
Deferred revenue	(640)	(639)
NET CASH USED IN OPERATING ACTIVITIES	(8,406)	(4,485)

FINANCING ACTIVITIES:
Proceeds from loans	8,406	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,406	—

NET (DECREASE) IN CASH	—	(4,485)

CASH – BEGINNING OF PERIOD	214	18,163
CASH – END OF PERIOD	$214	$13,678

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$—	$—
Interest	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Notes to the Financial Statements

For the Three months ended March 31, 2019 and the year ended December 31, 2018

(Unaudited)

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

The Company incorporated in the State of Nevada on February 26, 2013. Effective April 4, 2016, the Company changed its name to Team 360 Sports Inc. The Company will provide amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the quarter ended March 31, 2019 and the full year ending December 31, 2019. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2018 filed on April 1, 2019.

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

Revenue Recognition

The Company records revenue in accordance with FASB Accounting Standards Codification (“ASC”) as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

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

The Company recognized $639 and $639 of revenue during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, there was deferred revenue of $6,820 and $7,460, respectively.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. The Company does not have any potentially dilutive instruments for the quarters ended March 31, 2019 and March 31, 2018 because their effect is anti-dilutive.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB's new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective method which leaves the comparative period reporting unchanged. The adoption of this standard did not have an impact on our financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $1,418,310 as of March 31, 2019. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

During the three months ended March 31, 2019, the Company received a total of $8,406. The total outstanding balance on the note as of March 31, 2019 was $57,327 which included $51,811 of principal and $5,516 in accrued interest. The Company recorded $1,174 of interest expense for three months ended March 31, 2019.

Note 5 – Stockholders’ Equity

As of March 31, 2019 and December 31, 2018, a total of 5,131,612 and 5,131,612 shares of common stock were issued and outstanding, respectively.

Note 6 – Related party transactions

 On January 1, 2018, the Company amended the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 450,000 common shares of the Company fully earned immediately to be assigned and registered fully as at the end of the fiscal year. For the three months ended March 31, 2019, 112,500 shares valued at $1.00 per share for a total of $112,500 was accrued as compensation for Sandor Miklos. As of March 31, 2019, there is accrued stock compensation to Sandor Miklos of $562,500.

On November 20, 2018, the Company received a loan payable in the amount of $2,781 from a more than 5% shareholder for the payment of Company expenses. This loan is unsecured, non-interest bearing, and has no specific terms for repayment. As of March 31, 2019, the Company had a loan payable of $2,781 to the same party.

Note 7 – Subsequent Events

The Company’s management evaluated subsequent events through the date the financial statements were issued and there were no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

Results of Operations

Comparison of three-month periods ended March 31, 2019 and 2018

Revenue

We have generated $639 in revenues for the three-month period ended March 31, 2019 and the period ended March 31, 2018. This revenue is derived from the amortization of deferred revenue from a license contract.

Expenses

General and administration expenses for the three-month period ended March 31, 2019, amounted to $6,825, compared to $8,849 during the three-month period ended March 31, 2018. The decrease in general and administrative expense is due to the absence of legal fees associated with the company S-1 registration that were recorded in March 2018 and were not present during the three months ended March 2019.

Compensation expenses for the three-month period ended March 31, 2019, amounted to $112,500, compared to $112,500 during the three-month period ended March 31, 2018. No change from the prior period.

Other expense for the three-month period ended March 31, 2019 amounted to $1,174, compared to $1,313 during the three-month period ended March 31, 2018.  The decrease is primarily due to a decrease in interest expense associated with the company’s decrease in its loan payable.

Net Loss

For the three-month period ended March 31, 2019, we incurred a net loss of $119,860, compared to a net loss of $122,023 for the three-month period ended March 31, 2018. The decrease is primarily attributable to the absence of legal fees associated with the Company’s S-1 registration in 2017, which was recorded in March 2018.

Liquidity and Capital Resources

As of March 31, 2019, we have $214 in current assets and $630,292 in current liabilities. Our total assets were $214 and our total liabilities were $630,292. We had $214 in cash and our working capital deficit was $630,078.

Cash Flows:

	For the three months ended
	March 31,
	2019	2018
Cash Flows from Operating Activities	$(8,406)	$(4,485)
Cash Flows from Financing Activities	8,406	—
Net decrease in cash	$—	$(4,485)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, Sandor Miklos, who is our Chief executive officer and Chief financial officer, as of March 31, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Team 360 Sports Inc.

Dated: May 15, 2019	By:	/s/ Sandor Miklos
Sandor Miklos
President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

Dated: May 15, 2019	By:	/s/ Sandor Miklos
Sandor Miklos
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

