Form 10-Q
period 2019-06-30
TEAM 360 SPORTS, INC.
filed 2019-08-13
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes      [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TSPO	OTC Markets

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2019
Common stock, $0.001 par value	5,131,612

2

Team 360 Sports Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Team 360 Sports Inc.

Balance Sheets

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$214	$214
Total current assets	214	214

TOTAL ASSETS	$214	$214

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,863	$6,786
Deferred revenue	6,181	7,460
Related party notes payable	2,781	2,781
Loan payable	59,330	43,405
Liabilities to be settled in stock	112,500	450,000
Total liabilities	189,655	510,432

Commitments and Contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 5,131,612 shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively	5,132	5,132
Additional paid in capital	1,345,600	783,100
Accumulated deficit	(1,540,173)	(1,298,450)
Total stockholders' deficit	(189,441)	(510,218)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$214	$214

The accompanying notes are an integral part of these unaudited condensed financial statements.

Team 360 Sports Inc.

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$640	$640	$1,279	$1,279

Operating expenses
Compensation expense	112,500	112,500	225,000	225,000
General and administrative	8,615	8,857	15,440	17,706
Total operating expense	121,115	121,357	240,440	242,706

Loss from operations	(120,475)	(120,717)	(239,161)	(241,427)
Other income (expense):
Interest expense	(1,388)	(980)	(2,562)	(2,293)
Total other income (expense)	(1,388)	(980)	(2,562)	(2,293)
Income before income taxes	$(121,863)	$(121,697)	$(241,723)	$(243,720)

Income tax expense	—	—	—	—
Net Loss	(121,863)	(121,697)	(241,723)	(243,720)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Weighted average common shares outstanding – basic and diluted	5,131,612	5,131,612	5,131,612	5,131,612

The accompanying notes are an integral part of these unaudited condensed financial statements.

Team 360 Sport, Inc.

Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2019 and June 30, 2018

(Unaudited)

Statement of Stockholders’ Deficit for the Six Months ended June 30, 2018

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Totals
Balance - December 31, 2017	5,131,612	$5,132	$783,100	$(819,733)	$—	$(31,501)

Net loss for the period	—	—	—	(122,023)	—	(122,023)
Balance March 31, 2018	5,131,612	5,132	783,100	(941,756)	—	(153,524)

Net loss for the period	—	—	—	(121,697)	—	(121,697)
Balance June 30, 2018	5,131,612	$5,132	$783,100	$(1,063,453)	$—	$(275,221)

Statement of Stockholders’ Deficit for the Six Months ended June 30, 2019

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Totals
Balance – December 31, 2018	5,131,612	$5,132	$783,100	$(1,298,450)	$—	$(510,218)

Net loss for the period	—	—	—	(119,860)		(119,860)
Balance March 31, 2019	5,131,612	5,132	783,100	1,418,310)	—	(630,078)

Forgiveness to related party debt			562,500			562,500
Net loss for the period	—	—	—	(121,863)	—	(121,863)
Balance June 30, 2019	5,131,612	$5,132	$1,345,600	$(1,540,173)	$—	$(189,441)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Team 360 Sports Inc.

Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(241,723)	$(243,720)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in net assets and liabilities -
Accounts payable and accrued liabilities	2,077	3,694
Liabilities to be settled with stock	225,000	225,000
Deferred revenue	(1,279)	(1,279)
NET CASH USED IN OPERATING ACTIVITIES	(15,925)	(16,305)

FINANCING ACTIVITIES:
Proceeds from loans	15,925	1,063
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,925	1,063

NET (DECREASE) IN CASH	—	(15,242)

CASH – BEGINNING OF PERIOD	214	18,163
CASH – END OF PERIOD	$214	$2,921

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$—	$—
Interest	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	$562,500	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Team 360 Sports Inc.

Notes to the Condensed Financial Statements

For the six months ended June 30, 2019 and the year ended December 31, 2018

(Unaudited)

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

Team 360 Sports Inc.(the “Company”) incorporated in the State of Nevada on February 26, 2013. Effective April 4, 2016, the Company changed its name to Team 360 Sports Inc. The Company will provide amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the six months ended June 30, 2019 and the full year ending December 31, 2019. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2018 filed on April 1, 2019.

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

The Company recognized $1,279 and $1,279 of revenue during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, there was deferred revenue of $6,181 and $7,460, respectively.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive cost per share excludes all potential common shares if their effect is anti-dilutive. The Company does not have any potentially dilutive instruments for the six months ended June 30, 2019 and June 30, 2018.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

On May 15, 2019, the FASB issued ASU 2019-05, 9 which provides transition relief for entities adopting the Board’s credit losses standard, ASU 2016-13. Specifically, ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of the credit losses guidance in ASC 326-20, (3) are eligible for the fair value option under ASC 825-10, and (4) are not held-to-maturity debt securities. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt the ASU in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. The Company does not believe that this will have an impact on its financial statements.

On March 21, 2019, the FASB issued ASU 2019-03, 2 which amends the definition of the term “collections” in U.S. GAAP by aligning it with the definition used in the Code of Ethics for Museums of the American Alliance of Museums. The amendments in the ASU “require that a collection-holding entity disclose its policy for the use of proceeds from when collection items are deaccessioned (that is, removed from a collection).” Next Steps: The ASU’s amendments are effective prospectively for annual financial statements issued for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not believe that this will have an impact on its financial statements.

On June 20, 2018, the FASB issued ASU 2018-07,1 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. For public business entities (PBEs), the amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods therein. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued (for PBEs) or have not yet been made available for issuance (for all other entities), but no earlier than an entity’s adoption date of ASC 606.2 If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not believe that this will have an impact on its financial statements.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $1,540,173 as of June 30, 2019. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Note 4 – Loans Payable

On January 1, 2017, the Company executed a promissory note for $4,000. The loan was repaid on January 23, 2017. The loan was unsecured, accrued interest at 10% and was due on demand. During the year 2017, the Company received a total of $42,638 in loan funds for operating expenses from the same party. During the year ended 2018, the Company received a total of $3,857 in loan funds for operating expenses from the same party. The total outstanding balance on the note at December 31, 2018 was $47,747 which included $43,405 of principal and $4,342 in accrued interest. The Company recorded $4,342 of interest expense for the six months ended June 30, 2018.

During the six months ended June 30, 2019, the Company received a total of $15,925. The total outstanding balance on the note as of June 30, 2019 was $66,234 which included $59,330 of principal and $6,904 in accrued interest. The Company recorded $2,562 of interest expense for six months ended June 30, 2019.

Note 5 – Stockholders’ Equity

As of June 30, 2019 and December 31, 2018, a total of 5,131,612 shares of common stock were issued and outstanding.

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

On November 20, 2018, the Company received a loan payable in the amount of $2,781 from a more than 5% shareholder for the payment of Company expenses. This loan is unsecured, non-interest bearing, and has no specific terms for repayment. As of June 30, 2019, the Company had a loan payable of $2,781 to the same party.

On June 1, 2019, Sandor Miklos forgave accrued stock compensation owed to him valued at $562,500, which represents the compensation for the full year 2018 ($450,000) and the three months ended March 31, 2019 ($112,500). For the six months ended June 30, 2019, 112,500 shares valued at $1.00 per share for a total of $112,500 was accrued as compensation for Sandor Miklos. As of June 30, 2019, there is accrued stock compensation owed to Sandor Miklos valued at $112,500.

Note 7 – Subsequent Events

The Company’s management evaluated subsequent events through the date the financial statements were issued and noted the following transactions:

On July 6, 2019, the holder of the promissory note demanded payment in full of the principal and accrued interest in the amount of $66,234.

On July 9, 2019, the Company was granted a six month extension on the promissory note. On that same date, the Company agreed to allow the holder of the promissory note to convert the existing loan and any other future loan advances at a conversion rate of $0.005 per share into common stock.

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

Results of Operations

Comparison of three-month periods ended June 30, 2019 and 2018

Revenue

We have generated $640 in revenues for the three-month period ended June 30, 2019 and $640 for the period ended June 30, 2018. This revenue is derived from the amortization of deferred revenue from a license contract.

Expenses

General and administration expenses for the three-month period ended June 30, 2019, amounted to $8,615, compared to $8,857 during the three-month period ended June 30, 2018. The decrease in general and administrative expense is due to the absence of legal fees associated with the Company’s S-1 registration that were recorded in March 31, 2018 and were not present during the three months ended June 30, 2019.

Compensation expenses for the three-month period ended June 30, 2019, amounted to $112,500, compared to $112,500 during the three-month period ended June 30, 2018. No change from the prior period.

Other expense for the three-month period ended June 30, 2019 amounted to $1,388, compared to $980 during the three-month period ended June 30, 2018.  The increase is primarily due to a increase in interest expense associated with the Company’s increase in its loan payable.

Net Loss

For the three-month period ended June 30, 2019, we incurred a net loss of $121,863, compared to a net loss of $121,697 for the three-month period ended June 30, 2018. The increase is primarily attributable to the increase in interest expense.

Comparison of six-month periods ended June 30, 2019 and 2018

Revenue

We have generated $1,279 in revenues for the six month period ended June 30, 2019 and the period ended June 30, 2018. This revenue is derived from the amortization of deferred revenue from a license contract.

Expenses

General and administration expenses for the six month period ended June 30, 2019, amounted to $15,440, compared to $17,706 during the six month period ended June 30, 2018. The decrease in general and administrative expense is due to the absence of legal fees associated with the Company’s S-1 registration that were recorded during the six months ended June 30, 2018 but were not present during the six months ended June 30, 2019.

Compensation expenses for the six month period ended June 30, 2019, amounted to $225,000, compared to $225,000 during the six month period ended June 30, 2018. No change from the prior period.

Other expense for the six month period ended June 30, 2019 amounted to $2,562, compared to $2,293 during the six-month period ended June 30, 2018.  The increase is primarily due to an increase in interest expense associated with the Company’s increase in its loan payable.

Net Loss

For the six month period ended June 30, 2019, we incurred a net loss of $241,723, compared to a net loss of $243,720 for the six month period ended June 30, 2018. The decrease is primarily attributable to the absence of legal fees associated with the Company’s S-1 registration in 2017, which was recorded during the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we have $214 in current assets and $189,655 in current liabilities. Our total assets were $214 and our total liabilities were $189,655. We had $214 in cash and our working capital deficit was $189,441.

Cash Flows:

	For the six months ended
	June 30,
	2019	2018
Cash Flows from Operating Activities	$(15,925)	$(16,305)
Cash Flows from Financing Activities	15,925	1,063
Net decrease in cash	$—	$(15,242)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, Sandor Miklos, who is our Chief executive officer and Chief financial officer, as of June 30, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Team 360 Sports Inc.

Dated: August 13, 2019	By:	/s/ Sandor Miklos
Sandor Miklos
President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

Dated: August 13, 2019	By:	/s/ Sandor Miklos
Sandor Miklos
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer)

