Form 10-Q
period 2019-09-30
TEAM 360 SPORTS, INC.
filed 2019-11-15
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

(775) 882-4641
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TSPO	N/A

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

[ ] Large accelerated filer	[ ] Accelerated filer	[ X ] Non-accelerated filer	[X] Smaller Reporting company
[X] Emerging Growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2019
Common stock, $0.001 par value	5,131,612

Team 360 Sports Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Team 360 Sports Inc.

Condensed Balance Sheets

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$214	$214
Total current assets	214	214

TOTAL ASSETS	$214	$214

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,340	$6,786
Deferred revenue	5,542	7,460
Related party notes payable	2,781	2,781
Loan payable	34,043	43,405
Convertible note	77,759	—
Liabilities to be settled in stock	225,000	450,000
Total liabilities	352,465	510,432

Commitments and Contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 5,131,612 shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively	5,132	5,132
Additional paid in capital	1,345,600	783,100
Accumulated deficit	(1,702,983)	(1,298,450)
Total stockholders' deficit	(352,251)	(510,218)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$214	$214

The accompanying notes are an integral part of these unaudited condensed financial statements.

Team 360 Sports Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$639	$639	$1,918	$1,918

Operating expenses
Compensation expense	112,500	112,500	337,500	337,500
General and administrative	33,437	3,453	48,877	21,159
Total operating expense	145,937	115,953	386,377	358,659

Loss from operations	(145,298)	(115,314)	(384,459)	(356,741)
Other income (expense):
Interest expense	(17,512)	(1,001)	(20,074)	(3,294)
Total other income (expense)	(17,512)	(1,001)	(20,074)	(3,294)
Income before income taxes	$(162,810)	$(116,315)	$(404,533)	$(360,035)

Income tax expense	—	—	—	—
Net Loss	(162,810)	(116,315)	(404,533)	(360,035)

Net loss per common share – basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.07)
Weighted average common shares outstanding – basic and diluted	5,131,612	5,131,612	5,131,612	5,131,612

The accompanying notes are an integral part of these unaudited condensed financial statements.

Team 360 Sport, Inc.

Condensed Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2019 and September 30, 2018

(Unaudited)

Statement of Stockholders’ Deficit for the Nine Months ended September 30, 2018

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Totals
Balance - December 31, 2017	5,131,612	$5,132	$783,100	$(819,733)	$—	$(31,501)

Net loss for the period	—	—	—	(122,023)	—	(122,023)
Balance March 31, 2018	5,131,612	5,132	783,100	(941,756)	—	(153,524)

Net loss for the period	—	—	—	(121,697)	—	(121,697)
Balance June 30, 2018	5,131,612	$5,132	$783,100	$(1,063,453)	$—	$(275,221)

Net loss for the period	—	—	—	(116,315)	—	(116,315)
Balance September 30, 2018	5,131,612	$5,132	$783,100	$(1,179,768)	$—	$(391,536)

Statement of Stockholders’ Deficit for the Nine Months ended September 30, 2019

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Totals
Balance – December 31, 2018	5,131,612	$5,132	$783,100	$(1,298,450)	$—	$(510,218)

Net loss for the period	—	—	—	(119,860)		(119,860)
Balance March 31, 2019	5,131,612	5,132	783,100	1,418,310)	—	(630,078)

Forgiveness of related party debt			562,500			562,500
Net loss for the period	—	—	—	(121,863)	—	(121,863)
Balance June 30, 2019	5,131,612	$5,132	$1,345,600	$(1,540,173)	$—	$(189,441)
Net loss for the period	—	—	—	(162,810)	—	(162,810)
Balance September 30, 2019	5,131,612	$5,132	$1,345,600	$(1,702,983)	$—	$(352,251)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Team 360 Sports Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(404,533)	$(360,035)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of deferred financing fees and discount on convertible note	11,519	—
Changes in net assets and liabilities -
Accounts payable and accrued liabilities	7,474	5,441
Liabilities to be settled with stock	337,500	337,500
Deferred revenue	(1,918)	(1,918)
NET CASH USED IN OPERATING ACTIVITIES	(49,958)	(19,012)

FINANCING ACTIVITIES:
Proceeds from loans	49,958	1,063
NET CASH PROVIDED BY FINANCING ACTIVITIES	49,958	1,063

NET (DECREASE) IN CASH	—	(17,949)

CASH – BEGINNING OF PERIOD	214	18,163
CASH – END OF PERIOD	$214	$214

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$—	$—
Interest	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	$562,500	$—
Debt issuance costs recorded as debt discount	$25,000	$—
Issuance of convertible note payable for loan payable and accrued interest	$66,240	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Team 360 Sports Inc.

Notes to the Condensed Financial Statements

For the nine months ended September 30, 2019 and the year ended December 31, 2018

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

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2018 filed on April 1, 2019.

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

On November 1, 2016 the Company entered into a Licensing Agreement. The agreement grants the Licensee rights to grant sublicenses to third parties. The license agreement calls for a one-time nonrefundable fee of $10,000 and a $3,000 set up and training fee. The license agreement also calls for a five percent (5%) royalty on further sales by licensees, but no royalty fees have been received to date.  All fees and royalty payments are to be recognized over the life of the agreement, which terminates on December 1, 2021.

The setup and training services are essential in allowing the licensee the ability to license the software to third parties. As a result, the license and set up and training fees are not distinct from one another, and constitute a single performance obligation under the contract. Therefore, the one-time non-refundable fee and the set up and training fees are being recognized over time.

The Company recognized $1,918 of revenue during the nine months ended September 30, 2019 and 2018.As of September 30, 2019 and December 31, 2018, there was deferred revenue of $5,542 and $7,460, respectively.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $1,702,983 as of September 30, 2019. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

On July 6, 2019, the holder of this note demand payment on the outstanding principle and interest of the note in the amount of $66,240. On July 8, 2019, the holder of the noted agreed to refinance the outstanding amount into a convertible note.

During the nine months ended September 30, 2019, the Company received a total of $49,958. The total outstanding balance on the note as of September 30, 2019 after the convertible note refinance of $66,240 was $35,813 which included $34,043 of principal and $1,770 in accrued interest. The Company recorded $1,770 of interest expense on this note for nine months ended September 30, 2019.

Note 5 – Convertible Notes Payable

On July 9, 2018, the Company entered into a convertible note agreement with the holder of the promissory note, whereby the holder agreed to refinance for an aggregate principal amount of $66,240 and $25,000 for administrative and consulting fees for a total note amount of $91,240.

The note earns an interest rate equal to 10% per annum and matures after 180 days on January 9, 2020. The Company recorded a debt discount of $25,000 as result of the original issue discount. The note is convertible at fixed rate of $0.005 of common stock. Because of the fixed nature of the conversion the Company determined that there was no beneficial conversion feature which would have qualified it for derivative accounting under ASC 815-15, Derivatives and Hedging.

For the nine months ended September 30, 2019, the Company recorded $11,519 amortization of the debt discount on the note leaving $13,481 unamortized. The Company also recorded accrued interest expense of $4,207.

Note 6 – Stockholders’ Equity

As of September 30, 2019 and December 31, 2018, a total of 5,131,612 shares of common stock were issued and outstanding.

Note 7 – Related party transactions

 On January 1, 2018, the Company amended the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 450,000 common shares of the Company fully earned immediately to be assigned and registered fully as at the end of the fiscal year.

On November 20, 2018, the Company received a loan payable in the amount of $2,781 from a more than 5% shareholder for the payment of Company expenses. This loan is unsecured, non-interest bearing, and has no specific terms for repayment. As of September 30, 2019, the Company had a loan payable of $2,781 to the same party.

On June 1, 2019, Sandor Miklos forgave accrued stock compensation owed to him valued at $562,500, which represents the compensation for the full year 2018 ($450,000) and the three months ended March 31, 2019 ($112,500). For the nine months ended September 30, 2019, 112,500 shares valued at $1.00 per share for a total of $112,500 was accrued as compensation for Sandor Miklos. As of September 30, 2019, there is accrued stock compensation owed to Sandor Miklos valued at $337,500.

Note 8 – Subsequent Events

The Company’s management evaluated subsequent events through the date the financial statements were issued and noted no subsequent events.

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

Results of Operations

Comparison of three-month periods ended September 30, 2019 and 2018

Revenue

We have generated $639 in revenues for the three-month period ended September 30, 2019 and 2018. This revenue is derived from the amortization of deferred revenue from a license contract.

Expenses

General and administration expenses for the three-month period ended September 30, 2019, amounted to $33,437, compared to $3,453 during the three-month period ended September 30, 2018. The increase in general and administrative expense is due to the increase in broker dealer fees of $14,905 associated with preparing the Company for DTC eligibility and broker dealer fees, as well as increased transfer agent fees of $10,000.

Compensation expenses for the three-month period ended September 30, 2019, amounted to $112,500, compared to $112,500 during the three-month period ended September 30, 2018. No change from the prior period.

Other expense for the three-month period ended September 30, 2019 amounted to $17,512, compared to $1,001 during the three-month period ended September 30, 2018.  The increase is primarily due to an increase in interest expense associated with the Company’s increase in its loan payable and financing fees associated with the Company’s convertible note.

Net Loss

For the three-month period ended September 30, 2019, we incurred a net loss of $162,068, compared to a net loss of $116,315 for the three-month period ended September 30, 2018. The increase is primarily attributable to the increase in broker dealer fees of $14,905 associated with preparing the Company for DTC eligibility and broker dealer fees, as well as increased transfer agent fees of $10,000, and interest expense associated with the Company’s increase in its loan payable and financing fees associated with the Company’s convertible note.

Comparison of nine-month periods ended September 30, 2019 and 2018

Revenue

We have generated $1,918 in revenues for the nine month period ended September 30, 2019 and 2018. This revenue is derived from the amortization of deferred revenue from a license contract.

Expenses

General and administration expenses for the nine month period ended September 30, 2019, amounted to $48,877, compared to $21,159 during the nine month period ended September 30, 2018. The increase is primarily attributable to the increase in broker dealer fees of $14,905 associated with preparing the Company for DTC eligibility and broker dealer fees, as well as increase transfer agent fees of $10,000.

Compensation expenses for the nine month period ended September 30, 2019, amounted to $337,500, compared to $337,500 during the nine month period ended September 30, 2018. No change from the prior period.

Other expense for the nine month period ended September 30, 2019 amounted to $20,074, compared to $3,294 during the nine-month period ended September 30, 2018.  The increase is primarily due to an increase in interest expense associated with the Company’s increase in its loan payable and its convertible note.

Net Loss

For the nine month period ended September 30, 2019, we incurred a net loss of $404,533, compared to a net loss of $360,035 for the nine month period ended September 30, 2018. The increase is primarily attributable to the increase in broker dealer fees of $14,905 associated with preparing the Company for DTC eligibility and broker dealer fees, as well as increase transfer agent fees of $10,000, and interest expense associated with the Company’s increase in its loan payable and financing fees associated with the Company’s convertible note.

Liquidity and Capital Resources

As of September 30, 2019, we have $214 in current assets and $352,465 in current liabilities. Our total assets were $214 and our total liabilities were $352,465. We had $214 in cash and our working capital deficit was $352,251.

Cash Flows:

	For the nine months ended
	September 30,
	2019	2018
Cash Flows from Operating Activities	$(49,958)	$(19,012)
Cash Flows from Financing Activities	49,958	1,063
Net decrease in cash	$—	$(17,949)

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

The setup and training services are essential in allowing the licensee the ability to license the software to third parties. As a result, the license and set up and training fees are not distinct from one another, and constitute a single performance obligation under the contract. Therefore, the one-time nonrefundable fee and the set up and training fees are being recognized over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, Sandor Miklos, who is our Chief executive officer and Chief financial officer, as of September 30, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Team 360 Sports Inc.

Dated: November 15, 2019	By:	/s/ Sandor Miklos
Sandor Miklos
President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

Dated: November 15, 2019	By:	/s/ Sandor Miklos
Sandor Miklos
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer)

