Form 10-K
period 2019-12-31
TEAM 360 SPORTS, INC.
filed 2020-04-15
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

(775) 882-4641
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Par Value(s)	Name of each exchange on which registered
Common Stock	$0.001	N/A

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
[   ] Yes      [X] No

The aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second ﬁscal quarter :

As of June 30, 2019 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $0, as there was no market for the common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2020
Common stock, $0.001 par value	5,131,612

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
  Leverage off managements' experience. The Team 360 Sports management has been involved in the past with sports administrative services and were the founders of a company that sold its primary asset in 2016, which was software somewhat similar to the software being produced by the Company in 2016. Its customers were some of the largest leagues and clubs in North America representing over 300,000 players. See the biography of Mr. Miklos on page 18.
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

See Mr. Miklos' biography for more details at pages 18.

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
9

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

11

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2019 and 2018.  The discussion and analysis that follows should be read together with our financial statements and the notes to the financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Overview

We were incorporated in Nevada on February 26, 2013, and on April 4, 2016, amended the Articles of Incorporation to change the name of the company to Team 360 Sports Inc. The Company provides amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

The Company has had minimal revenues as the Company has been developing its technology and platform. The trend in the marketplace is to provide services to teams versus large organizations such as leagues and clubs. The Company is planning to move into that marketplace, however there can be no assurances that it will succeed.

Results of Operations

Comparison of twelve-month periods ended December 31, 2019 and 2018

Revenue

We have generated $2,557 and $2,557 in revenues for the year ended December 31, 2019 and 2018, respectively.

Expenses

General and administration expenses for the year ended December 31, 2019, amounted to $55,353, compared to $26,532 during the year ended December 31, 2018. The increase is due to increased consulting fees incurred in 2019 and certain marketing related costs.

Compensation expenses amounted to $450,000 and $450,000 for the year ended December 31, 2019 and 2018, respectively. The Company is paying $450,000 in share-based compensation to its Chief Executive Officer.

Impairment loss for the year ended December 31, 2019, amounted to $350,000. This is due to write down in value of domain name software acquired in October 2019.

Other expense for the year ended December 31, 2019 amounted to $37,091, compared to $4,342 during the year ended December 31, 2018.  The increase is primarily due to an increase in interest expense as a result of amortization of the discount on notes payable associated with the Company’s convertible note.

Net Loss

For the year ended December 31, 2019, we incurred a net loss of $889,887, compared to a net loss of $478,717 for the year ended December 31, 2018. The increase is primarily attributable to the impairment loss assessed on the Company’s domain names acquired in October 2019.

Liquidity and Capital Resources

As of December 31, 2019, we have $214 in current assets and $837,819 in current liabilities. Our total assets were $214 and our total liabilities were $837,819. We had $214 in cash and our working capital deficit was $837,605.

Cash Flows:

	For the years ended
	December 31,
	2019	2018
Cash Flows from Operating Activities	$(54,672)	$(24,587)
Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities	54,672	6,638
Effects of Currency Translations	—	—
Net decrease in cash	$—	$(17,949)

There was $54,672 used in operations during the year ended December 31, 2019 and $24,587 net cash used in operating activities during the year ended December 31, 2018, $54,672 provided by financing activities during the year ended December 31, 2019, and $6,638 cash provided through financing activities during the year ended December 31, 2018. This resulted in no changes in net cash during the year ended December 31, 2019 and $17,949 decrease in cash during the year ended December 31, 2018.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended December 31, 2019 begin on page  F-1 and have been audited by our independent accountants, Heaton & Company, PLLC (dba Pinnacle Accountancy Group of Utah).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, Sandor Miklos, who is our Chief executive officer and Chief financial officer, as of December 31, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2019, our internal control over financial reporting was not effective.

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

 ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation. The following table summarizes, for each of 2019 and 2018 the compensation awarded, paid to or earned by our President, CEO and Chairman of the Board of Directors, Sandor Miklos and our Vice President and Chief Technical Officer Simon Smith who are compensated for their services to the Company; no other officer receives compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any other officer other than these two individuals will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

	Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Sandor Miklos (1),	2019	-	-	450,000	-	-	-	-	450,000
President CEO,CFO, (Principal Accounting Officer) Chairman	2018	-	-	450,000	-	-	-	-	450,000

Simon Smith (2)-	2019	-	-	-	-	-	-	-	-
Chief Technical Officer	2018	-	-	-	-	-	-	-	-

(1) The Company has entered into an employment agreement with Mr. Miklos dated January 1, 2015 which provides for compensation for Mr. Miklos in the form of 100,000 shares of the Company's common stock for each year of his service to the Company and any other financial compensation, however, no monetary compensation has been paid to date. The Agreement was amended as of January 1, 2017 to provide the annual compensation at the annual rate of 200,000 shares of Company common stock for services rendered after January 1, 2017, together with a cash payment of $75,000 for each year after January 1, 2017. During the year ended December 31, 2017, no compensation has been paid or accrued to Mr. Miklos in addition to the 200,000 shares of common stock issued at a value of $1 per share. On January 1, 2018, The Company amended the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 450,000 common shares of the Company fully earned immediately to be assigned and registered fully as at the end of the fiscal year. As of December 31, 2019, 450,000 shares valued at $1.00 per share for a total of $450,000 was accrued as compensation for Sandor Miklos.

(2) The Company has entered into an employment agreement with Mr. Smith dated January 1, 2016 which provides for compensation for Mr. Smith in the form of 100,000 shares of the Company's common stock for each year of his service to the Company and any other financial compensation, however, no monetary compensation has been paid to date. The Agreement was amended as of January 1, 2017 to provide the annual compensation at the annual rate of 200,000 shares of Company common stock for services rendered after January 1, 2017. A payment was made to Mr. Smith in 2015 for the complete development of the software by payment to software developers from Vietnam and Thailand, some of which is compensation to him in conjunction with such development. During the year ended December 31, 2018, the Company issued Mr. Smith 200,000 shares of common stock issued at a value of $1 per share.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 14, 2020, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of April 14, 2020 there were 5,131,612 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Class of Securities	Shares Beneficially Owned	Percentage Owned (2)

Directors and Executive Officers

Sandor Alex Miklos, Chief Executive Officer, Chief Financial Officer, President and Director	Common Stock	1,800,000	33.12%

Simon Smith, Vice President and Chief Technical Officer	Common Stock	500,000	6.21%

All Officers and Directors	Common Stock	2,300,000	39.33%

5% Stockholders

Mario Discepola	Common Stock	1,500,000	31.05%

Brookside Investments Ltd.	Common Stock	375,000	7.76%

0815423 BC Ltd	Common Stock	375,000	7.76%

Hartswood Limited	Common Stock	375,000	7.76%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Based on 5,131,612 shares of our Common Stock issued and outstanding as of April 14, 2020.

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

Related Party Transactions

On January 1, 2018, The Company amended the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 450,000 common shares of the Company fully earned immediately to be assigned and registered fully as at the end of the fiscal year. As of December 31, 2019, 450,000 shares valued at $1.00 per share for a total of $450, 000 was accrued as compensation for Sandor Miklos.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Heaton & Company, PLLC (dba Pinnacle Accountancy Group of Utah), for the fiscal periods shown.

	December 31,	December 31,
	2019	2018
Audit Fees	$10,080	$9,665
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$10,080	$9,665
21

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

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Team 360 Sports, Inc.

Maple, Ontario, Canada

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Team 360 Sports, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

a dba of Heaton & Company, PLLC

Farmington, Utah

April 15, 2020

 Team 360 Sports Inc.

Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$214	$214
Total Current Assets	214	214

TOTAL ASSETS	$214	$214

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$13,334	$6,786
Deferred revenue	4,902	7,460
Related party notes payable	2,781	2,781
Loan payable	38,757	43,405
Convertible note, net of unamortized discount	90,545	—
Accrued compensation - officer	337,500	450,000
Liability to be settled with stock	350,000	—
Total liabilities	837,819	510,432

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 5,131,612 shares issued and outstanding, as of December 31, 2019 and 2018, respectively	5,132	5,132
Additional paid in capital	1,345,600	783,100
Accumulated deficit	(2,188,337)	(1,298,450)
Total stockholders' deficit	(837,605)	(510,218)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$214	$214

The accompanying notes are an integral part of these audited financial statements.

 Team 360 Sports Inc.

Statements of Operations

	For the Year Ended December 31
	2019	2018
REVENUES	$2,557	2,557

OPERATING EXPENSES:
Compensation expense	450,000	450,000
General and administrative	55,353	26,532
Impairment	350,000	—
Total operating expenses	855,353	476,532

LOSS FROM OPERATIONS	(852,796)	(473,975)

OTHER EXPENSE:
Interest expense	(37,091)	(4,342)
Financing fees	—	(400)

TOTAL OTHER INCOME (EXPENSE)	(37,091)	(4,742)
Loss before income taxes	(889,887)	(478,717)

Income tax	—	—

NET LOSS	$(889,887)	$(478,717)
Weighted average common shares outstanding – basic and diluted	5,131,612	5,581,612
Basic earnings per share	$(0.17)	$(0.09)

The accompanying notes are an integral part of these financial statements.

Team 360 Sport Inc.

Statement of Stockholders’ Deficit

For the Years ended December 31, 2019 and 2018

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
Balance – December 31, 2017	5,131,612	5,132	783,100	(819,733)	(31,501)

Net loss for the period	—	—	—	(478,717)	(478,717)
Balance - December 31, 2018	5,131,612	5,132	783,100	(1,298,450)	(510,218)

Forgiveness of related party debt			562,500		562,500

Net loss for the period	—	—	—	(889,887)	(889,887)
Balance December 31, 2019	5,131,612	$5,132	$1,345,600	$(2,188,337)	$(837,605)

The accompanying notes are an integral part of these audited financial statements.

 Team 360 Sports Inc.

Statements of Cash Flows

	For the Years ended December 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(889,887)	$(478,717)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of discount on convertible note	24,305	—
Loss on impairment of assets	350,000
Changes in net assets and liabilities -
Accounts payable and accrued expenses, including related party	13,468	6,687
Accrued compensation - officer	450,000	450,000
Deferred revenue	(2,558)	(2,557)
NET CASH USED IN OPERATING ACTIVITIES	(54,672)	(24,587)

INVESTING ACTIVITIES:
Acquisition of Domain names	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	—
Proceeds from loans	54,672	3,857
Proceeds from related party	—	2,781
Repayment of loans	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	54,672	6,638

NET INCREASE (DECREASE) IN CASH	—	(17,949)

CASH – BEGINNING OF PERIOD	214	18,163
CASH – END OF PERIOD	$214	$214

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$—	$—
Interest	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of related party debt	$562,500	$25,000
Debt issuance costs recorded as debt discount	25,000	—
Issuance of convertible note payable for loan payable and accrued interest	66,240	—
Acquisition of Domain names with common stock recorded in liability to be settled in stock	350,000	—

The accompanying notes are an integral part of these financial statements.

Team 360 Sports Inc.

Notes to the Financial Statements

For the Years ended December 31, 2019 and December 31, 2018

Note 1 – Organization

Organization

TSI Sports Inc. (the Company) incorporated in the State of Nevada on February 26, 2013. Effective April 4, 2016, the Company changed its name to Team 360 Sports, Inc. The Company will provide amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

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

The Company recognized $2,557 and $2,557 of revenue during the twelve months ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and December 31, 2018, there was deferred revenue of $4,902 and $7,460, respectively.

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

Interest and Penalties Policies

We classify tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2019 and December 31, 2018, no income tax expense had been incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2019 and December 31, 2018. Actual results could differ from those estimates made by management.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. The Company does not have any potentially dilutive instruments related to convertible notes and liabilities to be settled with stock for the years ended December 31, 2019 and December 31, 2018 because their effect is anti-dilutive.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB's new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective method which leaves the comparative period reporting unchanged. The adoption of this standard did not have an impact on the Company’s financial statements.

On June 20, 2018, the FASB issued ASU 2018-07,1 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. For public business entities (PBEs), the amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods therein. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued (for PBEs) or have not yet been made available for issuance (for all other entities), but no earlier than an entity’s adoption date of ASC 606. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard did not have an impact on the Company’s financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $2,188,337  as of December 31, 2019. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The attainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Note 4 – Intangible assets

On October 31, 2019, the Company acquired the rights to four domain names from a third party. The cost to acquire the domain names was 350,000 shares of common stock valued at $1.00 per share for a total value of $350,000. The domain names were recorded as an intangible asset   with a indefinite useful life. The Company’s management evaluated the domain names at December 31, 2019 and determined, based on economic factors as well as other internal factors, that the domain names be considered fully impaired and we recorded an impairment loss of $350,000 as of December 31, 2019. These shares have not bee been issued and are recorded on the balance sheet under liability to be settled with stock.

Note 5 – Loans Payable

During the year ended 2018, the Company received a total of $3,857 in loan funds for operating expenses from the same party. The total outstanding balance on the note at December 31, 2018 was $47,747 which included $43,405 of principal and $4,342 in accrued interest.

On July 6, 2019, the holder of this note demanded payment on the outstanding principle and interest of the note in the amount of $66,240. On July 8, 2019, the holder of the noted agreed to refinance the outstanding amount into a convertible note (see Note 6).

During the year ended December 31, 2019, the Company received a total of $53,335. The total outstanding balance on the note as of December 31, 2019 after the convertible note refinance of $66,240 was $38,757 which included $37,420 of principal and $1,337 in accrued interest. The Company recorded $1,337 of interest expense on this note for year ended December 31, 2019.

Note 6 – Convertible Note Payable

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

For the year ended December 31, 2019, the Company recorded $24,321 amortization of the debt discount on the note leaving $695 unamortized. The Company also recorded accrued interest expense of $4,207.

Note 7 – Stockholders’ Equity

As of December 31, 2019 and 2018 a total of 5,131,612 shares of common stock are issued and outstanding.

Note 8 – Income Taxes

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

Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The cumulative deferred tax asset for the years 2019 and 2018 is $120,237 and $33,905, respectively, which is calculated by multiplying the estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the year ended December 31,	2019	2018
Book loss for the year	$(889,887)	$(478,717)
Temporary differences:
Accrued expenses	4,462	—
Accrued compensation	450,000	450,000
Amortization of debt discount	24,312	—
Impairment loss	350,000	—
Accrued Interest	—	4,342
Tax loss for the year	(61,114)	(24,375)

Estimated effective tax rate	21%	21%

Gross Deferred tax asset	$12,834	$5,119
Valuation allowance	(12,834)	(5,119)
Total Deferred tax asset	—	—

Details of valuation allowance for the last two years are as follows:

For the years ended December 31,	2019	2018
Balance at beginning of year	$33,905	$28,786
Additions	12,834	5,119
Deductions	—	—
Balance at end of year	$46,739	$33,905

Rate Reconciliation:

For the years ended December 31,	2019	2018
Federal income tax at statutory rate	$(186,876)	$(100,531)
Temporary differences	174,043	95,412
Change in Valuation Allowance	12,834	5,119
	$—	$—

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended December 31, 2019 and 2018 would affect the effective income tax rate. There were no unrecognized income tax benefits as of December 31, 2019 and 2018.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company did not recognize any expenses any interest and penalties as of December 31, 2019 and 2018, respectively.

All tax years since inception are open for examination by taxing authorities.

Note 9 – Related party transactions

On January 1, 2018, the Company amended the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 450,000 common shares of the Company fully earned immediately to be assigned and registered fully as at the end of the fiscal year.

On November 20, 2018, the Company received a loan payable in the amount of $2,781 from a more than 5% shareholder for the payment of Company expenses. This loan is unsecured, non-interest bearing, and has no specific terms for repayment. As of December 31, 2019, the Company had a loan payable of $2,781 to the same party.

On June 1, 2019, Sandor Miklos forgave accrued stock compensation owed to him valued at $562,500, which represents the compensation for the full year 2018 ($450,000) and the three months ended March 31, 2019 ($112,500). For the remaining nine months ended December 31, 2019, 337,500 shares valued at $1.00 per share for a total of $337,500 was accrued as compensation for Sandor Miklos. As of December 31, 2019, there is accrued stock compensation owed to Sandor Miklos valued at $337,500.

Note 10 – Subsequent Events

The Company’s management evaluated subsequent events through the date the financial statements were issued and there were no subsequent events to report except as noted below.

On January 2, 2020, the Company amended a convertible note payable (convertible note payable, see Note 6) to extend the due date to January 1, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Team 360 Sports Inc.
(Registrant)

Date: April 15, 2020	By:	/s/ Sandor Miklos
Sandor Miklos
President, Chief Executive Officer Chairman of the Board of Directors
(Principal Executive
Officer)

Date: April 15, 2020	By:	/s/ Sandor Miklos
Sandor Miklos
Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Team 360 Sports Inc.

Dated: April 15, 2020	By:	/s/ Sandor Miklos
Sandor Miklos
President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

Dated: April 15, 2020	By:	/s/ Sandor Miklos
Sandor Miklos
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer)

24