Form 10-Q
period 2020-03-31
TEAM 360 SPORTS, INC.
filed 2020-05-08
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

(775) 882-4641
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

[ ] Large accelerated filer	[ ] Accelerated filer	[X] Non-accelerated filer	[X] Smaller Reporting company
[X] Emerging Growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2020
Common stock, $0.001 par value	5,131,612

Team 360 Sports Inc.

Form 10-Q

For the Three Months Ended March 31, 2020

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in the financial statements and related notes included on the Company’s Annual Report on Form 10-K filed on April 15, 2020.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Team 360 Sports Inc.

Balance Sheets

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$214	$214
Total Current Assets	214	214

TOTAL ASSETS	$214	$214

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$17,123	$13,334
Deferred revenue	4,263	4,902
Related party notes payable	2,781	2,781
Loan payable	52,531	38,757
Convertible note, net of unamortized discount	91,240	90,545
Accrued compensation - officer	462,500	337,500
Liabilities to be settled in stock	350,000	350,000
Total liabilities	980,438	837,819

Commitments and Contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 5,131,612 shares issued and outstanding, as of March 31, 2020 and December 31, 2019, respectively	5,132	5,132
Additional paid in capital	1,345,600	1,345,600
Accumulated deficit	(2,330,956)	(2,188,337)
Total stockholders' deficit	(980,224)	(837,605)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$214	$214

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2020	2019

Revenues	$639	$639

Operating expenses
Compensation expense	125,000	112,500
General and administrative	11,874	6,825
Total operating expense	136,874	119,325

Loss from operations	(136,235)	(118,686)

Other income (expense):
Interest expense	(6,384)	(1,174)
Total other income (expense)	(6,384)	(1,174)

Income before income taxes	$(142,619)	$(119,860)

Income tax expense	—	—
Net Loss	(142,619)	(119,860)

Net loss per common share – basic and diluted	$(0.03)	$(0.02)
Weighted average common shares outstanding – basic and diluted	5,131,612	5,131,612

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sport, Inc.

Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2020 and March 31, 2019

(Unaudited)

Statement of Stockholders’ Deficit for the Three Months ended March 31, 2019

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
Balance – December 31, 2018	5,131,612	$5,132	$783,100	$(1,298,450)	$(510,218)

Net loss for the period	—	—	—	(119,860)	(119,860)
Balance March 31, 2019	5,131,612	$5,132	$783,100	$(1,418,310)	$(630,078)

Statement of Stockholders’ Deficit for the Three Months ended March 31, 2020

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
Balance - December 31, 2019	5,131,612	$5,132	$1,345,600	$(2,188,337)	$(837,605)

Net loss for the period	—	—	—	(142,619)	(142,619)
Balance March 31, 2020	5,131,612	$5,132	$1,345,600	$(2,330,957)	$(980,224)

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(142,619)	$(119,860)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued for services	—	112,500
Amortization of discount on convertible note	695
Changes in net assets and liabilities -
Accounts payable and accrued liabilities	3,789	(406)
Accrued compensation - officer	125,000	—
Deferred revenue	(639)	(640)
NET CASH USED IN OPERATING ACTIVITIES	(13,774)	(8,406)

FINANCING ACTIVITIES:
Proceeds from loans	13,774	8,406
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,774	8,406

NET (DECREASE) IN CASH	—	—

CASH – BEGINNING OF PERIOD	214	214
CASH – END OF PERIOD	$214	$214

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$—	$—
Interest	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Notes to the Financial Statements

For the Three Months Ended March 31, 2020 and December 31, 2019

(Unaudited)

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

The Company incorporated in the State of Nevada on February 26, 2013. Effective April 4, 2016, the Company changed its name to Team 360 Sports Inc. The Company will provide amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the quarter ended March 31, 2020 and the full year ending December 31, 2020. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2019 filed on April 15, 2020.

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

The Company recognized $639 and $639 of revenue during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, there was deferred revenue of $4,263 and $4,902, respectively.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. The Company has $350,000 liabilities to be settled in stock, representing 350,000 shares of common stock as well as $462,500 of accrued stock compensation, representing 462,500 shares of common stock not yet issued which are potentially dilutive for the quarters ended March 31, 2020 and March 31, 2019 because their effect is anti-dilutive.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $2,330,956 as of March 31, 2020. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The Company is unable to predict the ultimate impact at this time.

Note 4 – Intangible assets

On October 31, 2019, the Company acquired the rights to four domain names from a third party. The cost to acquire the domain names was 350,000 shares of common stock valued at $1.00 per share for a total value of $350,000. The common stock has not been issued to date and is recorded on the balance sheet as liabilities to be settled in stock in the about of $350,000. The domain names were recorded as an intangible asset   with an indefinite useful life. The Company’s management evaluated the domain names at December 31, 2019 and determined, based on economic factors as well as other internal factors, that the domain names be considered fully impaired and we recorded an impairment loss of $350,000 in 2019.

Note 5 – Loans Payable

During the year ended December 31, 2019, the Company received a total of $53,335. The total outstanding balance on the note as of December 31, 2019 after the convertible note refinance of $66,240, discussed in Note 6, was $38,757 which included $37,420 of principal and $1,337 in accrued interest. The Company recorded $1,337 of interest expense on this note for year ended December 31, 2019.

During the three months ended March 31, 2020, the Company received a total of $13,774. The total outstanding balance on the note as of March 31, 2020 was $54,945 which included $52,531 of principal and $2,414 in accrued interest. The Company recorded $2,414 of interest expense for three months ended March 31, 2020.

Note 6 – Convertible Note Payable

On July 9, 2019, the Company entered into a convertible note agreement with the holder of the promissory note, whereby the holder agreed to refinance for an aggregate principal amount of $66,240 and $25,000 for administrative and consulting fees for a total note amount of $91,240.

The note earns an interest rate equal to 10% per annum and matures after 180 days on January 9, 2020. The Company recorded a debt discount of $25,000 as result of the original issue discount. The note is convertible at fixed rate of $0.005 of common stock. Because of the fixed nature of the conversion the Company determined that there was no beneficial conversion feature which would have qualified it for derivative accounting under ASC 815-15, Derivatives and Hedging. The convertible notes maturity date was extended to January 1, 2021.

For the three months ended March 31, 2020, the Company recorded $695 amortization of the debt discount on the note leaving $0 unamortized discount on notes payable. The Company also recorded accrued interest expense of $4,613.

Note 5 – Stockholders’ Equity

As of March 31, 2020 and December 31, 2019, a total of 5,131,612 shares of common stock were issued and outstanding, respectively.

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

On January 1, 2020, the Company amended the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 500,000 common shares of the Company fully earned immediately to be assigned and registered fully as at the end of the fiscal year. For the three months ended March 31, 2020, 125,000 shares valued at $1.00 per share for a total of $125,000 was accrued as compensation for Sandor Miklos. As of March 31, 2020, there is accrued stock compensation to Sandor Miklos of $462,500.

On November 20, 2018, the Company received a loan payable in the amount of $2,781 from a more than 5% shareholder for the payment of Company expenses. This loan is unsecured, non-interest bearing, and has no specific terms for repayment. As of March 31, 2020 and December 31, 2019, the Company had a loan payable of $2,781 to the same party.

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

The Company’s fiscal year end is December 31.

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have had a minimal impact on our day to day operations. However, this could impact our efforts to enter into a business combination as other businesses have had to adjust, reduce or suspend their operating activities. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time.

Results of Operations

Comparison of three-month periods ended March 31, 2020 and 2019

Revenue

We have generated $639 in revenues for the three-month period ended March 31, 2020 and the period ended March 31, 2019. This revenue is derived from the amortization of deferred revenue from a license contract.

Expenses

General and administration expenses for the three-month period ended March 31, 2020, amounted to $11,874, compared to $6,825 during the three-month period ended March 31, 2019. The increase in general and administrative expense is due to an increase in consulting fees associated with the Company applying for DTC eligibility that was recorded in March 2020 and was not present during the three months ended March 2019.

Compensation expenses for the three-month period ended March 31, 2020, amounted to $125,000, compared to $112,500 during the three-month period ended March 31, 2019. The increase is due to the Company amending the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President and member of the Board of Directors for services rendered. The amendment increased the quarterly compensation accrual to $125,000.

Other expense for the three-month period ended March 31, 2020 amounted to $6,384, compared to $1,174 during the three-month period ended March 31, 2019.  The increase is primarily due to an increase in interest expense on the Company’s convertible note.

Net Loss

For the three-month period ended March 31, 2020, we incurred a net loss of $142,619, compared to a net loss of $119,860 for the three-month period ended March 31, 2019. The increase is primarily due to an increase in interest expense on the Company’s convertible note as well as consulting fees associated with the Company’s DTC application The increase is also due to the Company amending the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President and member of the Board of Directors for services rendered. The amendment increased the quarterly compensation accrual to $125,000.

Liquidity and Capital Resources

As of March 31, 2020, we have $214 in current assets and $980,438 in current liabilities. Our total assets were $214 and our total liabilities were $980,438. We had $214 in cash and our working capital deficit was $980,224.

Cash Flows:

	For the three months ended
	March 31,
	2020	2019
Cash Flows from Operating Activities	$(13,774)	$(8,406)
Cash Flows from Financing Activities	13,774	8,406
Net decrease in cash	$—	$—

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The Company is unable to predict the ultimate impact at this time.

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

We believe the following is among the most critical accounting policies that impact our financial statement. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our significant accounting policies are described in the notes to our financial statements for the three months ended March 31, 2020, and are included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2020. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Team 360 Sports Inc.

Dated: May 8, 2020	By:	/s/ Sandor Miklos
Sandor Miklos
President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

Dated: May 8, 2020	By:	/s/ Sandor Miklos
Sandor Miklos
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

