Form 10-Q
period 2020-06-30
TEAM 360 SPORTS, INC.
filed 2020-08-13
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2020
Common stock, $0.001 par value	5,131,612

2

Team 360 Sports Inc.

Form 10-Q

For the Six Months Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Team 360 Sports Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current Assets
Cash	$358	$214
Total Current Assets	358	214

Total Assets	$358	$214

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$14,049	$14,671
Deferred revenue	3,624	4,902
Due to related party	2,781	2,781
Loan payable	58,310	37,420
Convertible notes, net of unamortized discount	91,240	90,545
Accrued compensation - related party	—	337,500
Liabilities to be settled in stock	350,000	350,000
Total Current Liabilities	520,004	837,819

Total Liabilities	520,004	837,819

Stockholders' Deficit
Common stock: 100,000,000 authorized; $0.001 par value, 5,131,612 shares issued and outstanding	5,132	5,132
Additional paid in capital	1,933,100	1,345,600
Accumulated deficit	(2,457,878)	(2,188,337)
Total Stockholders' Deficit	(519,646)	(837,605)
Total Liabilities and Stockholders' Deficit	$358	$214

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$640	$640	$1,279	$1,279

Operating expenses
Compensation expenses	125,000	112,500	250,000	225,000
General and administration expenses	5,879	8,615	17,753	15,440
Total operating expenses	130,879	121,115	267,753	240,440

Net loss from operations	(130,239)	(120,475)	(266,474)	(239,161)
Other income (expense)
Interest income (expense)	3,317	(1,388)	(3,067)	(2,562)
Total other expense	3,317	(1,388)	(3,067)	(2,562)

Net loss before taxes	(126,922)	(121,863)	(269,541)	(241,723)

Income tax benefit	—	—	—	—

Net loss	$(126,922)	$(121,863)	$(269,541)	$(241,723)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	5,131,612	5,131,612	5,131,612	5,131,612

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sport, Inc.

Statement of Stockholders’ Deficit

(Unaudited)

For the Six Months ended June 30, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	5,131,612	$5,132	$1,345,600	$(2,188,337)	$(837,605)
Net loss for the period	—	—	—	(142,619)	(142,619)
Balance, March 31, 2020	5,131,612	5,132	1,345,600	(2,330,956)	(980,224)
Forgiveness of related party debt	—	—	587,500	—	587,500
Net loss	—	—	—	(126,922)	(126,922)
Balance, June 30, 2020	5,131,612	$5,132	$1,933,100	$(2,457,878)	$(519,646)

For the Six Months ended June 30, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	5,131,612	$5,132	$783,100	$(1,298,450)	$(510,218)
Net loss for the period	—	—	—	(119,860)	(119,860)
Balance, March 31, 2019	5,131,612	5,132	783,100	(1,418,310)	(630,078)
Forgiveness to related party debt	—	—	562,500	—	562,500
Net loss for the period	—	—	—	(121,863)	(121,863)
Balance, June 31, 2019	5,131,612	$5,132	$1,345,600	$(1,540,173)	$(189,441)

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(269,541)	$(241,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note	695	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(622)	2,077
Accrued compensation - related party	250,000	225,000
Deferred revenue	(1,278)	(1,279)
Net Cash Used In Operating Activities	(20,746)	(15,925)

Cash Flows From Financing Activities:
Proceeds from loans	20,890	15,925
Net Cash Provided by Financing Activities	20,890	15,925

Net change in cash and cash equivalents	144	—
Cash, beginning of period	214	214
Cash, end of period	$358	$214

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental Disclosure of Non-Cash Financing Activity
Forgiveness of related party debt	$587,500	$562,500

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Notes to Unaudited Financial Statements

June 30, 2020

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Organization

The Company incorporated in the State of Nevada on February 26, 2013. Effective April 4, 2016, the Company changed its name to Team 360 Sports Inc. The Company will provide amateur sports clubs, leagues and teams with easy to use robust digital administration management systems.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $2,457,878 as of June 30, 2020. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to obtain financing to fund the operation and to develop its business plan

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 15, 2020.

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

On November 1, 2016, the Company entered into a Licensing Agreement. The agreement grants the Licensee rights to grant sublicenses to third parties. The license agreement calls for a one-time nonrefundable fee of $10,000 and a $3,000 set up and training fee. The license agreement also calls for a five percent (5%) royalty on further sales by licensees, but no royalty fees have been received to date.  All fees and royalty payments are to be recognized over the life of the agreement, which terminates on December 1, 2021.

The setup and training services are essential in allowing the licensee the ability to license the software to third parties. As a result, the license and set up and training fees are not distinct from one another and constitute a single performance obligation under the contract. Therefore, the onetime nonrefundable fee and the set up and training fees are being recognized over time.

The Company recognized $1,279 and $1,279 of revenue during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, and December 31, 2019, there was deferred revenue of $3,624 and $4,902, respectively.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. For the six months ended June 30, 2020, the Company had $350,000 in liabilities to settle stock and $100,164 in convertible debt and accrued interest, representing 350,000 and 20,032,804 shares of common stock not yet issued, respectively, and for the six months ended June 30, 2019, the Company had $112,500 in liabilities to be settled in stock, representing 112,500 shares of common stock not yet issued, which are potentially dilutive. Since the Company has incurred losses for all periods, the impact of the common stock equivalents would be anti- dilutive and therefore are not included in the calculation.

NOTE 3 – LOAN PAYABLE

The loan payable is cash payment for settlement of vendors’ invoices on behalf of the Company, at an interest rate of 10% per annum, matures on demand. On July 6, 2019, the holder of this note demanded payment on the outstanding principle and interest of the loan in the amount of $66,240. On July 8, 2019, the holder of the note agreed to refinance the outstanding amount into a convertible note (see Note 4).

During the six months ended June 30, 2020, the total of $20,890 was paid to vendors on behalf of the Company. The total outstanding balance as of June 30, 2020 and December 31, 2019 was $61,966 and $38,757, which included $58,310 and $37,420 of principal and $3,656 and $1,337 in accrued interest, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded $1,242 and $2,562 of interest expense, respectively.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On July 9, 2019, the Company entered into a convertible note agreement with the holder of the promissory note, whereby the holder agreed to refinance for an aggregate principal amount of $66,240 and $25,000 for administrative and consulting fees for a total note amount of $91,240.

The note earns an interest rate equal to 10% per annum and matures on January 1, 2021. The Company recorded a debt discount of $25,000 as result of the original issue discount. The note is convertible at fixed rate of $0.005 of common stock. Because of the fixed nature of the conversion the Company determined that there was no beneficial conversion feature which would have qualified it for derivative accounting under ASC 815-15, “Derivatives and Hedging.”

For the six months ended June 30, 2020 and 2019, the Company recorded $695 and $0, respectively, in amortization of the debt discount on the note. The total outstanding balance as of June 30, 2020 and December 31, 2019, was $100,164 and $99,416, which included $8,924 and $8,871 in accrued interest and unamortized debt discount of $0 and $695, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded interest expense of $1,130 and $0, respectively. For the three months ended June 30, 2020, the Company recorded a recovery on interest expense of $3,317, to reconcile accrued interest to actual.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 1, 2020, the Company amended the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President, and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 500,000 shares of the Company’s common stock fully earned immediately to be assigned and registered fully as at the end of the fiscal year. In 2019 the compensation was 450,000 shares annually. For the six months ended June 30, 2020, 250,000 shares valued at $1.00 per share for a total of $250,000 was accrued as compensation for Sandor Miklos.

On June 30, 2020, Sandor Miklos forgave accrued stock compensation owed to him valued at $587,500, which represents the compensation for the nine months of year 2019 ($337,500) and the six months ended June 30, 2020 ($250,000).

On November 20, 2018, the Company received a loan payable in the amount of $2,781 from a more than 5% shareholder for the payment of Company expenses. This loan is unsecured, non-interest bearing, and has no specific terms for repayment. As of June 30, 2020, and December 31, 2019, the Company had a loan payable of $2,781 to the same party.

NOTE 6 – SUBSEQUENT EVENTS

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

General Overview

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to obtain financing to fund the operation and to develop its business plan.

Results of Operations

The following discussion and analysis should be read in conjunction with our company’s unaudited financial statements for the six months ended June 30, 2020 and 2019 and accompanying notes appended thereto that are included in this quarterly report.

For the Three Months Ended June 30, 2020 and 2019

Our operating results for the three months ended June 30, 2020 and 2019, are as follows:

	Three Months Ended
	June 30,
	2020	2019	Changes ($)
Revenues	$640	$640	$—
Operating expenses	130,879	121,115	9,764
Interest recovery (expense)	3,317	(1,388)	4,705
Net loss	$126,922	$121,863	$5,059

Revenues is related to Licensing Agreement dated November 1, 2016. The onetime nonrefundable fee and the set up and training fees are being recognized over the life of agreement, which terminates on December 1, 2021.

Operating Expenses

For the three months ended June 30, 2020, operating expenses were $125,000 for related party compensation expenses, $4,230 for professional fees, and $1,649 for office expenses.

For the three months ended June 30, 2019, operating expenses were $112,500 for related party compensation expenses, $7,460 for professional fees, and $1,155 for office expenses.

Other Revenue (Expenses)

For the three months ended June 30, 2020 and 2019, other income (expense) was $3,317 and ($1,388), for interest on loans, respectively. During the three month period ended June 30, 2020, the Company recognized a recovery on interest expense, to reconcile accrued interest to actual at June 30, 2020.

For the Six Months Ended June 30, 2020 and 2019

Our operating results for the six months ended June 30, 2020 and 2019, are as follows:

	Six Months Ended
	June 30,
	2020	2019	Changes ($)
Revenues	$1,279	$1,279	$—
Operating expenses	267,753	240,440	27,313
Interest expense	3,067	2,562	505
Net loss	$269,541	$241,723	$27,818

Revenues is related to Licensing Agreement dated November 01, 2016. The onetime nonrefundable fee and the set up and training fees are being recognized over the life of agreement, which terminates on December 1, 2021.

Operating Expenses

For the six months ended June 30, 2020, operating expenses were $250,000 for related party compensation expenses, $15,230 for professional fees, and $2,523 for office expenses.

For the six months ended June 30, 2019, operating expenses were $225,000 for related party compensation expenses, $12,879 for professional fees, and $2,561 for office expenses.

Other Expenses

For the six months ended June 30, 2020 and 2019, other expenses were $3,067 and $2,562 for interest on loans, respectively and $695 and $0 for amortization discount on convertible note, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2020 and December 31, 2019, respectively:

Working Capital

	June 30,	December 31,
	2020	2019
Cash	$358	$214

Current Assets	358	214
Current Liabilities	520,004	837,819
Working Capital (Deficiency)	$(519,646)	$(837,605)

Cash Flows

	Six Months Ended
	June 30,
	2020	2019	Changes ($)
Cash Flows (used in) Operating Activities	$(20,746)	$(15,925)	$(4,821)

Cash Flows provided by Financing Activities	20,890	15,925	4,965
Net Change in Cash During Period	$144	$—	$144

As of June 30, 2020, and December 31, 2019, our current assets were $358 and $214, respectively, solely from cash.

As of June 30, 2020, our current liabilities and working capital deficiency decreased as compared to December 31, 2019, primarily from the forgiveness of related party debt.

As of June 30, 2020, current liabilities consisted primarily from $350,000 to liabilities to be settled in stock, $91,240 to convertible notes payable, $61,966 to loan payable, $2,781 due to related party, $10,393 to accounts payable and accrued liabilities and $3,624 to deferred revenue.

As of December 31, 2019, our current liabilities consisted primarily from $350,000 to liabilities to be settled in stock, $337,500 to accrued related party compensation, $90,545 to convertible notes, $38,757 to loan payable, $2,781 due to related party, $13,334 to accounts payable and accrued liabilities and $4,902 to deferred revenue.

Operating Activities

During the six months ended June 30, 2020, net cash used in operating activities was $20,746, compared to $15,925 for the six months ended June 30, 2019.

The net cash used in operating activities for the six months ended June 30, 2020 was attributed to a net loss of $269,541, decreased by an accrued related party compensation of $250,000, accrued interest of $2,372, amortization of discount on convertible note of $695 and increased by a deferred revenue of $1,278 and increased by a change in accounts payable and accrued liabilities of $2,994.

The net cash used in operating activities for the six months ended June 30, 2019 was attributed to a net loss of $241,723, decreased by an accrued related party compensation of $225,000, decreased by a change in accounts payable and accrued liabilities of $2,077 and increased by a deferred revenue of $1,279.

Investing Activities

The Company did not use any funds for investing activities during the six months ended June 30, 2020 and 2019.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $20,890, compared to $15,925 for the six months ended June 30, 2019, from loans.

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company had no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description
No.
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

3.1.1	Certificate of Amendment (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101 *	Interactive Data Files

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Team 360 Sports Inc.

Dated: August 13, 2020	By:	/s/ Sandor Miklos
Sandor Miklos
President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

