Form 10-Q
period 2020-09-30
TEAM 360 SPORTS, INC.
filed 2020-11-09
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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
[X] Emerging Growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2020
Common stock, $0.001 par value	5,131,612

2

Team 360 Sports Inc.

Form 10-Q

For the Nine Months Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Team 360 Sports Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current Assets
Cash	$358	$214
Total Current Assets	358	214

Total Assets	$358	$214

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$17,622	$13,334
Deferred revenue	2,984	4,902
Due to related party	10,281	2,781
Loan payable	61,878	38,757
Convertible notes, net of unamortized discount	91,240	90,545
Accrued compensation - related party	—	337,500
Liabilities to be settled in stock	350,000	350,000
Total Current Liabilities	534,005	837,819

Total Liabilities	534,005	837,819

Stockholders' Deficit
Common stock: 100,000,000 authorized; $0.001 par value,5,131,612 shares issued and outstanding	5,132	5,132
Additional paid in capital	2,058,100	1,345,600
Accumulated deficit	(2,596,879)	(2,188,337)
Total Stockholders' Deficit	(533,647)	(837,605)
Total Liabilities and Stockholders' Deficit	$358	$214

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$639	$639	$1,918	$1,918

Operating expenses
Compensation expenses – related party	125,000	112,500	375,000	337,500
General and administration expenses	10,815	33,437	28,568	48,877
Total operating expenses	135,815	145,937	403,568	386,377

Net loss from operations	(135,176)	(145,298)	(401,650)	(384,459)

Other Expense
Interest expense	(3,825)	(17,512)	(6,892)	(20,074)
Total other expense	(3,825)	(17,512)	(6,892)	(20,074)

Net loss before taxes	(139,001)	(162,810)	(408,542)	(404,533)

Income tax benefit	—	—	—	—

Net loss	$(139,001)	$(162,810)	$(408,542)	$(404,533)

Basic and diluted loss per common share	$(0.03)	$(0.03)	$(0.08)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	5,131,612	5,131,612	5,131,612	5,131,612

The accompanying notes are an integral part of these unaudited financial statements

Team 360 Sport, Inc.

Statement of Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months ended September 30, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	5,131,612	$5,132	$1,345,600	$(2,188,337)	$(837,605)
Net loss for the period	—	—	—	(142,619)	(142,619)
Balance, March 31, 2020	5,131,612	5,132	1,345,600	(2,330,956)	(980,224)
Forgiveness of related party debt	—	—	587,500	—	587,500
Net loss for the period	—	—	—	(126,922)	(126,922)
Balance, June 30, 2020	5,131,612	5,132	1,933,100	(2,457,878)	(519,646)
Forgiveness of related party debt	—	—	125,000	—	125,000
Net loss for the period	—	—	—	(139,001)	(139,001)
Balance, September 30, 2020	5,131,612	$5,132	$2,058,100	$(2,596,879)	$(533,647)

For the Three and Nine Months ended September 30, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	5,131,612	$5,132	$783,100	$(1,298,450)	$(510,218)
Net loss for the period	—	—	—	(119,860)	(119,860)
Balance, March 31, 2019	5,131,612	5,132	783,100	(1,418,310)	(630,078)
Forgiveness of related party debt	—	—	562,500	—	562,500
Net loss for the period	—	—	—	(121,863)	(121,863)
Balance, June 30, 2019	5,131,612	5,132	1,345,600	(1,540,173)	(189,441)
Net loss for the period	—	—	—	(162,810)	(162,810)
Balance, September 30, 2019	5,131,612	$5,132	$1,345,600	$(1,702,983)	$(352,251)

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(408,542)	$(404,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note	695	11,519
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,288	7,474
Accrued compensation - related party	375,000	337,500
Due to related party	7,500	—
Deferred revenue	(1,918)	(1,918)
Net Cash Used In Operating Activities	(22,977)	(49,958)

Cash Flows From Financing Activities:
Proceeds from loans	23,121	49,958
Net Cash Provided by Financing Activities	23,121	49,958

Net change in cash	144	—
Cash, beginning of period	214	214
Cash, end of period	$358	$214

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental Disclosure of Non-Cash Financing Activity
Forgiveness of related party debt	$712,500	$562,500
Debt issuance costs recorded as debt discount	$—	$25,000
Issuance of convertible note payable for loan payable and accrued interest	$—	$66,240

The accompanying notes are an integral part of these unaudited financial statements.

Team 360 Sports Inc.

Notes to Unaudited Financial Statements

September 30, 2020

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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $2,596,879 as of September 30, 2020. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to obtain financing to fund the operation and to develop its business plan

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the period ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 15, 2020.

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

The Company recognized $1,918 and $1,918 of revenue during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, and December 31, 2019, there was deferred revenue of $2,984 and $4,902, respectively.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. For the nine months ended September 30, 2020, the Company had $350,000 in liabilities to be settled in stock and $102,464 in convertible debt and accrued interest, representing 350,000 and 20,492,754 shares of common stock not yet issued, respectively, and for the nine months ended September 30, 2019, the Company had $225,000 in liabilities to be settled in stock and $93,315 in convertible debt and accrued interest , representing 225,000 and 18,662,955 shares of common stock not yet issued, which are potentially dilutive. Since the Company has incurred losses for all periods, the impact of the common stock equivalents would be anti- dilutive and therefore are not included in the calculation.

NOTE 3 – LOAN PAYABLE

The loan payable is cash payment for settlement of vendors’ invoices on behalf of the Company, at an interest rate of 10% per annum and matures on demand. On July 6, 2019, the holder of this note demanded payment on the outstanding principle and interest of the loan in the amount of $66,240. On July 8, 2019, the holder of the note agreed to refinance the outstanding amount into a convertible note (see Note 4).

During the nine months ended September 30, 2020, the total of $24,458 was paid to vendors on behalf of the Company. The total outstanding balance as of September 30, 2020 and December 31, 2019 was $67,059 and $38,757, which included $61,878 and $37,420 of principal and $5,181 and $1,337 in accrued interest, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded $3,844 and $1,770 of interest expense, respectively.

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

For the nine months ended September 30, 2020 and 2019, the Company recorded $695 and $11,519, respectively, in amortization of the debt discount on the note. The total outstanding balance as of September 30, 2020 and December 31, 2019, was $102,464 and $99,416, which included $11,224 and $8,871 in accrued interest and unamortized debt discount of $0 and $695, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded interest expense of $2,353 and $4,207, respectively. For the nine months ended September 30, 2020, the Company recorded a recovery on interest expense of $3,317, to reconcile accrued interest to actual.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 1, 2020, the Company amended the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President, and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 500,000 shares of the Company’s common stock fully earned immediately to be assigned and registered fully as at the end of the fiscal year. In 2019, the compensation was 450,000 shares annually. For the nine months ended September 30, 2020, 375,000 shares valued at $1.00 per share for a total of $375,000 was accrued as compensation for Sandor Miklos.

On June 30, 2020, Sandor Miklos forgave accrued stock compensation owed to him valued at $587,500, which represents the compensation for the nine months of year 2019 ($337,500) and the six months ended June 30, 2020 ($250,000). On September 30, 2020, Sandor Miklos forgave accrued stock compensation owed to him valued at $125,000, which represents the compensation for the three months ended September 30, 2020.

On November 20, 2018, the Company received a loan payable in the amount of $2,781 from a more than 5% shareholder for the payment of Company expenses. This loan is unsecured, non-interest bearing, and has no specific terms for repayment. As of September 30, 2020, and December 31, 2019, the Company had a loan payable of $2,781 to the same party.

On August 31, 2020, the Company received a service in the amount of $7,500 from a more than 5% shareholder for updates to the Company’s website. As of September 30, 2020, the Company owed this person $7,500.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and/or consummate an acceptable merger or acquisition transaction.

Results of Operations

The following discussion and analysis should be read in conjunction with our company’s unaudited financial statements for the nine months ended September 30, 2020 and 2019 and accompanying notes appended thereto that are included in this quarterly report.

For the Three Months Ended September 30, 2020 and 2019

Our operating results for the three months ended September 30, 2020 and 2019, are as follows:

	Three Months Ended
	September 30,
	2020	2019	Changes ($)
Revenues	$639	$639	$—
Operating expenses	$135,815	$145,937	$(10,122)
Interest expense	$3,825	$17,512	$(13,687)
Net loss	$139,001	$162,810	$(23,809)

Revenues are related to the Licensing Agreement dated November 1, 2016. The onetime nonrefundable fee and the set up and training fees are being recognized over the life of agreement, which terminates on December 1, 2021.

Operating Expenses

For the three months ended September 30, 2020, operating expenses were $125,000 for related party compensation expenses, $2,506 for professional fees, and $8,309 for office expenses.

For the three months ended September 30, 2019, operating expenses were $112,500 for related party compensation expenses, $27,787 for professional fees, and $5,650 for office expenses.

Other Expenses

For the three months ended September 30, 2020 and 2019, other expenses were $3,825 and $5,993 for interest on loans, respectively and $0 and $11,519 for amortization discount on convertible note, respectively.

For the Nine Months Ended September 30, 2020 and 2019

Our operating results for the nine months ended September 30, 2020 and 2019, are as follows:

	Nine Months Ended
	September 30,
	2020	2019	Changes ($)
Revenues	$1,918	$1,918	$—
Operating expenses	$403,568	$386,377	$17,191
Interest expense	$6,892	$20,074	$(13,182)
Net loss	$408,542	$404,533	$4,009

Revenues is related to Licensing Agreement dated November 1, 2016. The onetime nonrefundable fee and the set up and training fees are being recognized over the life of agreement, which terminates on December 1, 2021.

Operating Expenses

For the nine months ended September 30, 2020, operating expenses were $375,000 for related party compensation expenses, $17,736 for professional fees, and $10,832 for office expenses.

For the nine months ended September 30, 2019, operating expenses were $337,500 for related party compensation expenses, $40,666 for professional fees, and $8,211 for office expenses.

Other Expenses

For the nine months ended September 30, 2020 and 2019, other expenses were $6,197 and $8,555 for interest on loans, respectively and $695 and $11,519 for amortization discount on convertible note, respectively. During the nine months period ended September 30, 2020, the Company recognized a recovery on interest expense, to reconcile accrued interest to actual.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2020 and December 31, 2019, respectively:

Working Capital

	September 30	December 31,
	2020	2019
Cash	$358	$214

Current Assets	$358	$214
Current Liabilities	$534,005	$837,819
Working Capital (Deficiency)	$(533,647)	$(837,605)

Cash Flows

	Nine Months Ended
	September 30,
	2020	2019	Changes ($)
Cash Flows used in Operating Activities	$(22,977)	$(49,958)	$26,981
Cash Flows provided by Financing Activities	$23,121	$49,958	$(26,837)
Net Change in Cash During Period	$144	$—	$144

As of September 30, 2020, and December 31, 2019, our current assets were $358 and $214, respectively, solely from cash.

As of September 30, 2020, our current liabilities and working capital deficiency decreased as compared to December 31, 2019, primarily from the forgiveness of related party debt.

As of September 30, 2020, current liabilities consisted primarily of $350,000 to liabilities to be settled in stock, $91,240 to convertible notes payable, $61,878 to loan payable, $10,281 due to related party, $17,622 to accounts payable and accrued liabilities and $2,984 to deferred revenue.

As of December 31, 2019, our current liabilities consisted primarily of $350,000 to liabilities to be settled in stock, $337,500 to accrued related party compensation, $90,545 to convertible notes, $38,757 to loan payable, $2,781 due to related party, $13,334 to accounts payable and accrued liabilities and $4,902 to deferred revenue.

Operating Activities

During the nine months ended September 30, 2020, net cash used in operating activities was $22,977, compared to $49,958 for the nine months ended September 30, 2019.

The net cash used in operating activities for the nine months ended September 30, 2020 was attributed to a net loss of $408,542, decreased by an accrued related party compensation of $375,000, amortization of discount on convertible note of $695 and decreased by a change in accounts payable and accrued liabilities of $4,288 and due to related party of $7,500, and increased by a change in deferred revenue of $1,918.

The net cash used in operating activities for the nine months ended September 30, 2019 was attributed to a net loss of $404,533, decreased by an accrued related party compensation of $337,500, amortization of discount on convertible note of $11,519, decreased by a change in accounts payable and accrued liabilities of $7,474 and increased by a deferred revenue of $1,918.

Investing Activities

The Company did not use any funds for investing activities during the nine months ended September 30, 2020 and 2019.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $23,121, compared to $49,958 for the nine months ended September 30, 2019, from loans.

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company had no material off-balance sheet arrangements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit
No.	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

3.1.1	Certificate of Amendment (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101 *	Interactive Data Files

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Team 360 Sports Inc.

Dated: November 9, 2020	By:	/s/ Sandor Miklos
Sandor Miklos
President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

