Form 10-K
period 2020-12-31
Crank Media Inc
filed 2021-04-15
CIK 1700357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-55824

CRANK MEDIA INC
(Exact name of registrant as specified in its charter)

Nevada	33-1227600
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

1720-650 West Georgia Street

Vancouver, BC, Canada V6B 4N8

Address of principal executive offices and zip code)

(604)-558-2515

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

At June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,663,224 based on the closing sale price of the registrant’s common stock on June 30, 2020 of $2.00 per share.

This closing price was provided by OTCMarkets.com, but because there was no trading on and around this date, and because of the generally extremely low level of trading and liquidity, the Registrant does not believe this price should be relied upon.

As of April 5, 2021, there were 53,106,612 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

 None.

CRANK MEDIA, INC.

Form 10-K

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events, or performance, and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent management’s beliefs and assumptions only as of the date of this Annual Report. You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used in this Annual Report “we,” “us,” and “our” refer to Crank Media Inc, which is also sometimes referred to as either the “Company” or the “Registrant.”

PART I

ITEM 1. BUSINESS.

Corporate History

Crank Media, Inc. (“Crank Media”, the “Company”, the Registrant, “we”, “us”), formerly named Team 360 Sports, Inc, and TSI Sports Inc., was incorporated as TSI Sports Inc. in the State of Nevada on February 26, 2013, and amended its name to Team 360 Sports Inc, on April 4, 2016, and then to Crank Media Inc, on December 22, 2020, with the State of Nevada.

The Company has its Nevada registered office at 711 S. Carson Street, Suite 4, Carson City, Nevada 89701. The Company’s main phone number is 604-558-2515. Its principal operations are conducted from its office at 1720 - 650 West Georgia Street, Vancouver, British Columbia, Canada V6B 4N8. The Company’s website on the Internet at www.crankmedia.ca.

On December 21, 2020, the Registrant entered into a General Agreement with an entity wholly owned by Stephen Brown (“Brown”), pursuant to which, among other matters, Brown agreed (i) that his wholly-owned entity would settle two outstanding debts owed by the Registrant in the respective amounts of $100,000 and $30,000; and (ii) that certain film, TV, music and digital VR projects owned by Brown and his wholly-owned entity would be transferred to the Registrant. These assets were listed on an attachment to the General Agreement and are referred to herein as the “Media Assets”. The General Agreement did not specify the amount to be paid by the Registrant for the Media Assets. Also on December 21, 2020, pursuant to the terms of the General Agreement, the Registrant’s board of directors elected Brown as the President, Chief Executive Officer, Chief Financial Officer, and Secretary of the Registrant.

On March 1, 2021, the Company’s Board of Directors authorized the Company to enter into an agreement (the “Agreement”) among the Company, the holder (the “Holder”) of the $130,000 of outstanding debt referred to in the preceding paragraph [which included a convertible note with a face amount of $100,000 (the “$100,000 Note”)], and Brown and his wholly-owned entity. The Agreement provides for, among other matters, amendment of the General Agreement and for the confirmation, ratification and/or approval of the following, all of which the Agreement deems to be effective as of January 4, 2021:

(i) the issuance by the Company of a new note to the Holder, with the new note (the “New Note”) having a principal amount of $134,000, with payments of principal due on March 15, April 15, and May 15, 2021 in the respective amounts of $54,666.67, $39,666.67, and $39,666.66; (ii) the Company’s issuance of 1.5 million shares of its common stock (the “Common Stock”) to the Holder; (iii) Brown’s personal guarantee of the New Note; (iv) the transfer to the Company of the Media Assets by Brown and his wholly-owned entity; (v) the transfer to Brown of the $100,000 Note; (vi) Brown’s conversion of the $100,000 Note, according to its previously-existing terms, into 20 million shares of Common Stock; (vii) confirmation by the Holder that all obligations of the Company to the Holder, except for the obligations under the New Note and the obligation to issue the 1.5 million shares of Common Stock, have been satisfied; (viii) amendment of the General Agreement to be consistent with the terms of the Agreement; and (ix) confirmation by the Company and Brown that all obligations under the General Agreement have been satisfied by both of them.

Business

The Media Assets acquired by the Company include (i) rights to produce and distribute nine film scripts which are in various stages of planning and development; (ii) concepts for four television shows for which the Company has production and distribution rights; and (iii) distribution rights with four different music recording artists for at least one album for each of them, and including recording production rights with respect to two of the artists.

The Media Assets also include rights to the plan and concept for a virtual film studio which is intended to constitute a platform for actors, producers, writers, managers, agents, casting agents and others to meet in a virtual setting to conduct business and other activities. The Company is in the process of developing and building this virtual studio.

Music Recordings. All four recording artists referred to above have single records that the Company currently is attempting to market and promote through radio promotion and social media. These recording artists are Black Pontiac, Brooke Hogan, Christos, and Final State. The estimated cost to the Company for the radio and social media promotion for these recordings during the period from April 1 through September 30, 2021 is approximately $90,000. The Registrant currently does not have a committed source for these funds.

Films. As of April 1, 2021, the Company has two films (currently designated as “Thunderbirds” and “Pink Heat”) in pre-production. (As used in this Report, the term “pre-production” includes completion of the script, working on casting, and scheduling principal photography and film shooting.) The pre-production activities for these films are being paid out of the Company’s regular monthly operating and overhead costs. Subject to the effects of the Covid-19 pandemic, obtaining funding, and other uncertainties, the Company’s anticipates that filming on these two films will commence in the third quarter of 2021. At that time, the Company will need approximately $300,000 to undertake the filming activities. There are no committed sources for these funds at this time.

Subject to many of the same uncertainties including Covid-19 and obtaining funding, the Company anticipates that two other films (currently designated as “Unchain My Heart” and “Curse of Mount Terces”), for which the scripts currently are being completed by the Company, will commence other pre-production activity in the third quarter of 2021. Actual production of these films also will require funding for which there are no committed sources at this time.

Television Shows. Writing for a Television (TV) show currently referred to as “Cyclone” has been completed, and pre-production activities are scheduled to be completed by the end of June 2021, with production of episodes scheduled for the third quarter of 2021 - subject to any disruption from the Covid-19 pandemic. The Company believes that the pre-production costs will be paid out of its operating budget and that production costs for the third quarter of 2021 will be paid at that time by the TV network that agrees to acquire the show. At this time, the Company is in discussion with at least one network that has shown strong interest.

Pre-production activities for another TV show (currently designated as “Celebrity Face-Off”), are underway with the primary remaining activity to be casting of contestants. Subject to any disruption from the Covid pandemic, the Company plans to begin shooting episodes in the third quarter of 2021. At that time, the TV network that will be purchasing the show will provide funding for the actual production activities.

With respect to a third TV show (currently designated as “Infusion”), the Company has completed production of 13 episodes and has engaged a TV sales marketing company to attempt to sell the rights to that show in a number of different countries. There is no assurance that the TV sales marketing company will be successful in selling these rights.

The fourth TV show (currently designated as “The Philanthropist”) is in more preliminary stages of development than the other three TV shows described above.

Other Activities. As referred to above, the Company also is in the process of attempting to continue to develop and build its virtual studio, for which significant additional expenditures are needed and for which there are no revenues anticipated in the near future.

The Company also intends to attempt to create and develop additional film, TV and music opportunities.

The Company continues to offer amateur sports clubs, leagues and teams with easy to use platform robust digital administration management systems.

Patents

The Company has no current patents or trademarks.

Seasonality

We generally do not have a strong seasonality trend to our business.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide the information required by this Item. However, certain risk factors are summarized below. These risk factors should be considered prior to making an investment decision with regards to our stock.

In addition to its pressing need for capital and the risk that the Registrant will not be able to obtain the capital needed to pursue its business plan fully, as well as the lack of a liquid trading market for its stock, which is referenced below, the Registrant faces numerous other risks in pursuing its business plan.

A number of the other significant risks (in addition to the risk of not having sufficient capital) include, among others, the Covid-19 pandemic and the delays, increased costs and other disruption that the Covid-19 pandemic could cause to the Registrant’s business; and the competition the Registrant faces in the entertainment industry from companies that may be able to compete successfully against the Registrant because they are much larger, have significantly greater financial and other resources, and are more established in the industry.

The Registrant also faces the risk of not being able to employ and/or keep competent personnel at compensation rates that the Registrant can afford, the risks of not being able to keep up with and not being able to afford technological advances in the industry, and the risk of not being able to protect its intellectual property from claims and/or piracy of competitors.

With respect to industry technological advances and advances in delivery of media content, the Registrant faces the risk of being able to keep pace with these changes and the resulting new methods of delivery. Other risks include the uncertainty of being able to engage artists in order to be able to offer products that will be attractive to consumers, as well as other uncertainties related to demand for the Registrant’s products, the risks that the Registrant’s operating costs may increase so substantially that the Registrant may not be able to sustain its operations, and, as referred to in Item 5 below, the facts that our stock is not actively traded, and there is no established or liquid trading market for our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Registrant leases its Vancouver office of approximately 4,000 square feet for a rental cost of approximately $11,200 per month pursuant to a lease through June 30, 2023.

ITEM 3. LEGAL PROCEEDINGS.

We currently have no legal proceeding to which we are a party or to which our property is subject, and, to the best of our knowledge, no adverse legal activity is anticipated or threatened.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of our common stock are listed for quotation on the OTC Markets Group’s Pink Open Market under the symbol “CRKM.” However, our shares are not actively traded and there is currently no established or liquid public trading market for our shares of common stock. Any quotations that do occur reflect inter‑dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Vstock Transfer, LLC at 18 Lafayette Place, Woodmere, NY 11598 (Telephone: (212) 828-8436) is the registrar and transfer agent for our common shares.

On April 5, 2021, there were approximately 53,106,612 shares of common stock issued and outstanding, held by approximately 91 record holders.

On April 5, 2021, there were outstanding warrants to purchase approximately 13 million shares at an exercise purchase price of $.10 per share. The warrants expire approximately in late March 2023.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors (the “Board”).

Recent Sales of Unregistered Securities

During our fiscal year ended December 31, 2020, all sales of equity securities that were not registered under the Securities Act were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2020 and 2019, should be read in conjunction with our financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements, and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

At the present time, the Registrant’s only incoming operating revenues are from certain of its music recording distribution activities, but these revenues are not sufficient to cover the Registrant’s ongoing operating costs, and the Registrant has no other existing resources from which to fund its operating costs. To date, the excess of operating costs over revenues has been funded by a $134,000 note payable (in 3 installments through May 15, 2021) from a third party, other loan advances from third parties in excess of $200,000, accounts payable of the Registrant of more than approximately $125,000, and personal advances from CEO Stephen Brown in excess of $295,000. As previously reported, the Registrant recently reduced by $250,000 the amount owed to Mr. Brown through the issuance of shares of the Registrant’s common stock.

The Registrant is in the process of a receiving a payment of approximately $390,000 net to the Registrant from its music distribution activities through December 31, 2021, but the $134,000 note payable, the $200,000 of loan advances from third parties, and the Registrant’s account payables alone exceed this amount - without considering the Registrant’s continuing monthly operating costs of $85,000 to $95,000 and the additional expenditures for the activities described above. The Registrant’s music distribution activities to date indicate that an additional payment for these activities will be made to the Registrant approximately in the first week of August 2021. At the present time, the Registrant’s account with the music distribution entity shows a net amount to the Registrant of approximately $350,000, and that additional accruals from April through June 30, 2021 will increase the expected net amount of the early August payment.

In order to obtain funds to cover a portion of the past operating deficit, the Registrant raised approximately $260,000 through a private placement of approximately 13 million units, with each unit consisting of one share of common stock and one warrant, at a price of $.02 per unit. Each warrant is exercisable at a price of $.10 per share for a period of two years. The Company is no longer offering any shares or warrants pursuant to the private placement. The amounts owed by the Registrant, as described in the two preceding paragraphs, is calculated after application of this $260,000 to the Registrant’s obligations.

At the present time, the Registrant does not have sufficient financial resources to fully pursue its business plan. The Registrant is in discussions with at least one possible source of additional funding, but it has no binding commitments, and there is no assurance that it will be able to obtain additional funding. Any such additional funding, of which there is no assurance, is anticipated to be through the issuance of additional equity securities or debt instruments. If the Registrant is able to obtain funding, of which there is no assurance, it is anticipated that such funding would have a significantly dilutive effect on the existing capital structure of the Company. Such dilution also would be expected to have a significant adverse effect on any trading market for the Registrant’s common stock.

Results of Operations

The following discussion and analysis should be read in conjunction with our company’s audited financial statements for the years ended December 31, 2020 and 2019 and accompanying notes appended thereto that are included in this quarterly report.

For the Years Ended December 31, 2020 and 2019

Our operating results for the years ended December 31, 2020 and 2019, are as follows:

	Years Ended
	December 31,
	2020	2019	Changes ($)
Revenues	$2,557	$2,557	$-
Operating expenses	422,535	855,353	(432,818)
Interest expense	9,656	37,091	(27,435)
Net loss	$429,634	$889,887	$(460,253)

Revenues are related to the Licensing Agreement dated November 1, 2016. The onetime nonrefundable fee and the set up and training fees are being recognized over the life of agreement, which terminates on December 1, 2021.

Operating Expenses

For the year ended December 31, 2020, operating expenses were $387,500 for related party compensation expenses, $24,130 for professional fees, and $10,905 for office expenses.

For the year ended December 31, 2019, operating expenses were $450,000 for related party compensation expenses, $350,000 for impairment of assets, $49,488 for professional fees, and $5,865 for office expenses.

Other Expenses

For the years ended December 31, 2020 and 2019, other expenses were $8,961 and $12,786 for interest on loans and convertible notes, respectively and $695 and $24,305 for amortization discount on convertible note, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2020 and 2019, respectively:

Working Capital

	December 31	December 31,
	2020	2019
Cash	$358	$214

Current Assets	358	214
Current Liabilities	492,597	837,819
Working Capital (Deficiency)	$(492,239)	$(837,605)

Cash Flows

	Year Ended
	December 31,
	2020	2019	Changes ($)
Cash Flows used in Operating Activities	$(28,640)	$(54,672)	$26,032
Cash Flows provided by Financing Activities	28,784	54,672	(25,888)
Net Change in Cash During Period	$144	$-	$144

As of December 31, 2020, and 2019, our current assets were $358 and $214, respectively, solely from cash.

As of December 31, 2020, our current liabilities and working capital deficiency decreased as compared to December 31, 2019, primarily due to the forgiveness of accrued related party compensation.

As of December 31, 2020, current liabilities consisted of $350,000 to liabilities to be settled in stock, $91,240 to convertible notes payable, $16,204 to loan payable, $12,450 due to related party, $20,358 to accounts payable and accrued liabilities and $2,345 to deferred revenue.

As of December 31, 2019, our current liabilities consisted of $350,000 to liabilities to be settled in stock, $337,500 to accrued compensation related party, $90,545 to convertible notes, $38,757 to loan payable, $2,781 due to related party, $13,334 to accounts payable and accrued liabilities and $4,902 to deferred revenue.

Operating Activities

During the year ended December 31, 2020, net cash used in operating activities was $28,640, compared to $54,672 for the year ended December 31, 2019.

The net cash used in operating activities for the year ended December 31, 2020 was attributed to a net loss of $429,634, decreased by amortization of discount on convertible note of $695, and a change in an accrued related party compensation of $387,500, accounts payable and accrued liabilities of $5,687 and due to related party of $9,669, and increased by a change in deferred revenue of $2,557.

The net cash used in operating activities for the year ended December 31, 2019 was attributed to a net loss of $889,887, decreased by amortization of discount on convertible note of $24,305, loss on impairment of assets of $350,000, and a change in an accrued related party compensation of $450,000 and accounts payable and accrued liabilities of $13,467 and increased by a deferred revenue of $2,557.

Investing Activities

The Company did not use any funds for investing activities during the years ended December 31, 2020 and 2019.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $28,784, compared to $54,672 for the year ended December 31, 2019. During the year ended December 31, 2020, the Company received $28,784 from a loan and $50,000 from issuance of common stock and used $50,000 in repayments to related party loans. During the year ended December 31, 2019, the Company received $54,672 from a loan.

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company had no material off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Recent Accounting Pronouncements

The Company has considered all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in Item 15. Exhibits, Financial Statement Schedules of Part IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer(s) and principal financial officer(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal year ended December 31, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls. This is due to the lack of segregation of duties throughout our accounting and finance group as a result of our limited resources and staff, which may be considered a material weakness. We do not have a formal process in reviewing, approving, closing, or finalizing the financial reporting or closing process.

The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We continue to evaluate and implement procedures as deemed appropriate to remediate this weakness. To address these material weaknesses, a number of the procedures have been implemented, including the retention of qualified accounting and finance staff and we are also working with an outside financial firm to assist with the preparation and review of our financial statements and periodic reports, to ensure that the financial statements fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Each of our directors holds office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified, or until his or her earlier death, resignation, or removal. Our executive officers are appointed by our Board and serve until their respective successors are elected and appointed and qualify until their earlier resignation or removal from office.

Our current directors and executive officers, their ages and positions held, are as follows:

Name	Age	Position
Stephen Brown	64	President, Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer), Corporate Secretary; Director
Douglas Magallon	61	Director
Sandor Miklos	62	Director; Head of Technology Division

Mr. Miklos became a director of the Company in 2013. Messrs. Brown and Magallon became directors in December 2020.

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their respective principal occupations during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Stephen Brown, President, Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer), Corporate Secretary, Director. Stephen started producing in music as the founder of a successful independent record label in the 90’s. One of the first to envision how the Internet would take a major position in the music and film distribution market, Stephen pioneered a streaming video company, Vidnet, which grew significantly as an internet entertainment site under his leadership. Stephen was the President, CEO and a director of Appreciated Media Holdings Inc. from March 2020 to November 2020. Appreciated Media Holdings Inc. was publicly traded on the TSX Venture Exchange during that period until its stock was halted from trading in November 2020 for failure to file its audited financials. During that time it also traded on the U.S. OTC Pink Sheets. From 2018 to March 2020, Mr. Brown was involved primarily in the music industry through his private company, Appreciated Entertainment Inc. From 2009 to 2018, Mr. Brown was an independent television and film producer. Mr. Brown’s knowledge, experience, skills and relationships in the media industry, as well as his experience as a chief executive officer, result in his being highly qualified to be a director of the Company.

Douglas Magallon, Director. Doug Magallon is a veteran television, commercial and film producer/director. He was a co-founder of Strom Magallon Entertainment, a production company in Los Angeles. Since prior to 2016, until recently, Mr. Magallon was a contributing producer for Strom Magallon Entertainment.

Mr. Magallon also has received critical acclaim and recognition in the form of awards, including 4 New York Film Festival Awards, 5 Clio Awards, 15 Belding Awards, 8 Telly Awards, 10 American Advertising Awards (including Best of Show), 1 Platinum Aurora Award (Best of Show), 4 Worldfest awards, 3 Prism Awards and numerous for LA and NY Art Director. Mr. Magallon’s knowledge, experience, skills and relationships in the media industry result in his being highly qualified to be a director of the Company.

Alex Sandor Miklos, Director; Head of Technology Division. Mr. Miklos was the CEO, President and Chief Financial Officer of the Registrant since 2013. Since December 21, 2020, he continues to be a director, and is no longer the CEO, President or Chief Financial Officer. Since 2002, Mr. Miklos has been an early investor, advisor, director and executive officer in private, pre-initial public offering, and public companies with products in financial, sports, entertainment, advertising, and technology businesses. In the past, he has held Canadian real estate, securities, futures, options and derivatives, and partners and officers’, licenses, and he also has a CIMA designation. He is a part owner and an employee of a Florida company named Casavue, LLC, which is a technology and software development company that is based in Florida. Since March 1, 2021, Mr. Miklos is serving as head of the Registrant’s technology division. Mr. Miklos’ knowledge and experience with companies in the technology industry result in his being highly qualified to be a director of the Company.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any legal or regulatory proceedings, as set forth in Item 401 of Regulation S-K, during the past ten years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers, and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all reports filed by them in compliance with Section 16(a). We are required to disclose delinquent filings of reports by such persons.

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% or greater beneficial stockholders were met during the fiscal years ended December 31, 2020 and 2019.

Corporate Governance

There are three members of the Board of Directors, and there are no standing or other committees of the Board.  The Company has a code of ethics, that was adopted a number of years ago. The current Board intend to update this code of ethics in the near future.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2020; and

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2020.

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended December 31, 2020.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stephen Brown President, CEO, CFO (Principal Accounting Officer) Chairman beginning December 21, 2020	2020	-	-	-	-	-	-	-	-

Sandor Miklos (1),	2020	-	-	486,413	-	-	-	-	486,413
Former President CEO,CFO, (Principal Accounting Officer) Chairman	2019	-	-	450,000	-	-	-	-	450,000

(1)

The Company entered into an employment agreement with Mr. Miklos dated January 1, 2015 which provides for compensation for Mr. Miklos in the form of 100,000 shares of the Company's common stock for each year of his service to the Company and any other financial compensation, however, no monetary compensation has been paid to date. The Agreement was amended as of January 1, 2017 to provide the annual compensation at the annual rate of 200,000 shares of Company common stock for services rendered after January 1, 2017, together with a cash payment of $75,000 for each year after January 1, 2017. During the year ended December 31, 2017, no compensation has been paid or accrued to Mr. Miklos in addition to the 200,000 shares of common stock issued at a value of $1 per share. On January 1, 2018, The Company amended the January 1, 2015 Executive and Consulting Agreement with Sandor Miklos, President and member of the Board of Directors for services rendered. The amended agreement dated January 1,2020, calls for annual compensation of 500,000 common shares of the Company fully earned immediately to be assigned and registered fully as at the end of the fiscal year. As reported in the Registrant’s Form 10-Q for the period ended September 30, 2020, Mr. Miklos disclaimed all shares that otherwise would have accrued through September 30, 2020. As of December 31, 2020, 125,000 shares valued at $0.10 per share for a total of $12,500 was issued as compensation for Sandor Miklos. The amended agreement terminated on December 31, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 5, 2021, certain information with respect to the beneficial ownership of shares of our Common Stock by (i) each of our directors (including director nominees), (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding Common Stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage Owned (%)(2)

Stephen Brown	Common Stock	32,500,000	61.1%
Alex Sandor Miklos	Common Stock	1,800,000	3.4%
All Officers and Directors as a group (two persons)	Common Stock	34,300,000	64.5%
Alan Talesnick	Common Stock	3,300,000	6.2%

(1)

Except as otherwise indicated, we believe that the beneficial owners of the shares of our Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares subject to community property laws, where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of Common Stock is based on 53,106,612 shares of our Common Stock issued and outstanding as of April 5, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Transactions with Stephen Brown are described under Item 1: History and are incorporated into this Item 13. Mr. Brown is the CEO, President, CFO and Secretary of the Registrant. He also is a director of the Registrant.

The Board of Directors of the Company has declared $12,000 per month compensation to Sandor Miklos, effective March 1, 2021, to compensate Mr. Miklos as head of the Registrant’s technology division.

Director Independence

As a result of the transactions described in the preceding paragraphs of this section, neither Mr. Brown nor Mr. Miklos may be considered an independent director unless the Board determines otherwise in the future.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed, or expected to be billed, to us by our independent registered public accounting firm for the years ended December 31, 2020 and 2019, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as “audit fees;” (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	December 31,	December 31,
	2020	2019
Audit Fees	$8,000	$10,080
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,0000	$10,080

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a) Financial Statements:

(b) Exhibits:

						Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		S-1		3.1	3/17/2017
3.1.1	Articles of Amendment to the Articles of Incorporation dated April 4, 2016		S-1		3.1.1	3/17/2017
3.2	First Amended And Restated By-Laws	x			3.2
4.1	Specimen Stock Certificate		S-1		4.1	3/17/2017
10.1	Sandor Miklos Amended Agreement		S-1/A		10.1	5/22/2017
10.2	Sandor Miklos Employment Agreement		S-1/A		10.3	5/22/2017
10.3	Sandor Miklos Second Amended Agreement		S-1/A		10.4	5/22/2017
14	Code of Ethics And Conduct	x
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	Interactive Data Files	x

Crank Media Inc.

(Formerly Team 360 Sports Inc.)

Form 10-K

For the Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Crank Media, Inc.

Vancouver, Canada

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crank Media, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 15, 2021

Crank Media, Inc.

(Formerly Team 360 Sports Inc.)

Balance Sheets

	December 31,	December 31,
	2020	2019
Assets
Current Assets
Cash	$358	$214
Total Current Assets	358	214

Total Assets	$358	$214

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$14,713	$13,334
Deferred revenue	2,345	4,902
Due to related party	12,450	2,781
Loan payable and accrued interest	21,849	38,757
Convertible notes, net of unamortized discount	91,240	90,545
Accrued compensation - related party	-	337,500
Liabilities to be settled in common stock	350,000	350,000
Total Current Liabilities	492,597	837,819

Total Liabilities	492,597	837,819

Stockholders' Deficit
Common stock: 100,000,000 authorized; $0.001 par value, 5,756,612 and 5,131,612 shares issued and outstanding at December 31,2020 and 2019, respectively	5,757	5,132
Additional paid in capital	2,119,975	1,345,600
Accumulated deficit	(2,617,971)	(2,188,337)
Total Stockholders' Deficit	(492,239)	(837,605)
Total Liabilities and Stockholders' Deficit	$358	$214

The accompanying notes are an integral part of these audited financial statements.

Crank Media, Inc.

(Formerly Team 360 Sports Inc.)

Statements of Operations

	Years Ended
	December 31,
	2020	2019

Revenues	$2,557	$2,557

Operating expenses
Compensation expenses	387,500	450,000
Impairment of assets	-	350,000
General and administration expenses	35,035	55,353
Total operating expenses	422,535	855,353

Net loss from operations	(419,978)	(852,796)

Other Income (Expense)
Interest expense	(9,656)	(37,091)
Total other expense	(9,656)	(37,091)

Net loss before taxes	(429,634)	(889,887)

Income tax benefit	-	-

Net loss	$(429,634)	$(889,887)

Basic and diluted loss per common share	$(0.08)	$(0.17)

Weighted average number of common shares outstanding, basic and diluted	5,171,680	5,131,612

The accompanying notes are an integral part of these audited financial statements.

Crank Media, Inc.

(Formerly Team 360 Sports Inc.)

Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2020 and 2019

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	5,131,612	$5,132	$783,100	$(1,298,450)	$(510,218)

Forgiveness of related party debt	-	-	562,500	-	562,500
Net loss	-	-	-	(889,887)	(889,887)
Balance, December 31, 2019	5,131,612	5,132	1,345,600	(2,188,337)	(837,605)

Forgiveness of related party accrued compensation	-	-	712,500	-	712,500
Common stock issuance for compensation- related party	125,000	125	12,375	-	12,500
Common stock issued for cash	500,000	500	49,500	-	50,000
Net loss	-	-	-	(429,634)	(429,634)
Balance, December 31, 2020	5,756,612	$5,757	$2,119,975	$(2,617,971)	$(492,239)

The accompanying notes are an integral part of these audited financial statements.

Crank Media, Inc.

(Formerly Team 360 Sports Inc.)

Statements of Cash Flows

	Year Ended
	December 31,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(429,634)	$(889,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	12,500	-
Amortization of discount on convertible note	695	24,305
Loss on impairment of assets	-	350,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,687	13,467
Accrued compensation - related party	375,000	450,000
Due to related party	9,669	-
Deferred revenue	(2,557)	(2,557)
Net Cash Used In Operating Activities	(28,640)	(54,672)

Cash Flows From Financing Activities:
Proceeds from loans	28,784	54,672
Repayments to related party loans	(50,000)	-
Proceeds from common stock issuances	50,000	-
Net Cash Provided by Financing Activities	28,784	54,672

Net change in cash and cash equivalents	144	-
Cash, beginning of period	214	214
Cash, end of period	$358	$214

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity
Forgiveness of related party debt	$712,500	$562,500
Debt issuance costs recorded as debt discount	$-	$25,000
Issuance of convertible note payable for loan payable and accrued interest	$-	$66,240
Acquisition of Domain names with common stock recorded in liability to be settled in stock	$-	$350,000

The accompanying notes are an integral part of these audited financial statements.

Crank Media, Inc.

(Formerly Team 360 Sports Inc.)

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Organization

The Company incorporated in the State of Nevada on February 26, 2013. Effective April 4, 2016, the Company changed its name to Team 360 Sports Inc. Effective December 22, 2020, the Company changed its name to Crank Media Inc. The Company offers amateur sports clubs, leagues and teams with easy to use platform robust digital administration management systems.

Also, on December 21, 2020, the Registrant entered into a General Agreement with an entity wholly owned by Stephen Brown (“Brown”), pursuant to which, among other matters, Brown agreed (i) that his wholly-owned entity would settle two outstanding debts owed by the Registrant in the respective amounts of $100,000 and $30,000; and (ii) that certain film, TV, music and digital VR projects owned by Brown and his wholly-owned entity would be transferred to the Registrant. These assets were listed on an attachment to the General Agreement and are referred to herein as the “Media Assets”. The General Agreement did not specify the amount to be paid by the Registrant for the Media Assets. Also on December 21, 2020, pursuant to the terms of the General Agreement, the Registrant’s board of directors elected Brown as the President, Chief Executive Officer, Chief Financial Officer, and Secretary of the Registrant.

On March 1, 2021, the Company’s Board of Directors authorized the Company to enter into an agreement (the “Agreement”) among the Company, the holder (the “Holder”) of the $130,000 of outstanding debt referred to in the preceding paragraph, which included a convertible note with a face amount of $100,000 (the “$100,000 Note”), and Brown and his wholly-owned entity. The Agreement provides for, among other matters, amendment of the General Agreement and for the confirmation, ratification and/or approval of the following, all of which the Agreement deems to be effective as of January 4, 2021:

(i) the issuance by the Company of a new note to the Holder, with the new note (the “New Note”) having a principal amount of $134,000, with payments of principal due on March 15, April 15, and May 15, 2021 in the respective amounts of $54,667, $39,667, and $39,666; (ii) the Company’s issuance of 1.5 million shares of its common stock (the “Common Stock”) to the Holder; (iii) Brown’s personal guarantee of the New Note; (iv) the transfer to the Company of the Media Assets by Brown and his wholly-owned entity; (v) the transfer to Brown of the $100,000 Note; (vi) Brown’s conversion of the $100,000 Note, according to its previously-existing terms, into 20 million shares of Common Stock; (vii) confirmation by the Holder that all obligations of the Company to the Holder, except for the obligations under the New Note and the obligation to issue the 1.5 million shares of Common Stock, have been satisfied; (viii) amendment of the General Agreement to be consistent with the terms of the Agreement; and (ix) confirmation by the Company and Brown that all obligations under the General Agreement have been satisfied by both of them.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $2,617,971 as of December 31, 2020. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

The Company has discussed ways in order to mitigate conditions or events that may raise substantial doubt about its ability to continue as a going concern, but there are no assurances that any of these measures will successfully mitigate or be effective at all. (1) The Company shall pursue financing plans to raise funds to judiciously spend towards operational expenses, (2) The Company shall continue to employ low cost measures to operate its business and analyze any unnecessary cost or expense, (3) The Company will seek to avoid unnecessary expenditures, travel, and lodging costs that are not mission-critical to its business, (4) The Company shall seek to continuously maximize its assets and business strategies to increase revenue as well as to gain new customers.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some, and may take additional, temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to obtain financing to fund its operations and to pursue its business plan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Fair Value Measurements

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, deferred revenue, loan payable, convertible note, and due to related parties. The carrying amounts of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Concentrations of Credit Risks

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

The Company recognized $2,557 and $2,557 of revenue during the twelve months ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, there was deferred revenue of $2,345 and $4,902, respectively.

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has adopted the guidance included under ASU 2018-07, stock-based compensation issued to non-employees and consultants. Equity-based payments to non-employees are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share based payment awards are measured at the grant date.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Earnings (loss) per share

Basic earnings (loss) per share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. For the years ended December 31, 2020 and 2019, the Company had the following shares of common stock not yet issued, which are potentially dilutive. Since the Company has incurred losses for all periods, the impact of the common stock equivalents would be anti- dilutive and therefore are not included in the calculation of EPS.

	December 31,	December 31,
	2020	2019
	(Shares)	(Shares)
Convertible note	20,952,704	19,122,904
Liability to be settled in common stock	350,000	350,000
	21,302,704	19,472,904

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - LOAN PAYABLE

The loan payable is cash payment for settlement of vendors’ invoices on behalf of the Company, at an interest rate of 10% per annum and matures on demand. On July 6, 2019, the holder of this note demanded payment on the outstanding principal and interest of the loan in the amount of $66,240. On July 9, 2019, the holder of the note agreed to refinance the outstanding amount into a convertible note (see Note 4).

During the year ended December 31, 2020, the total of $28,784 was paid to vendors on behalf of the Company and $50,000 from principal of the loan was repaid. The total outstanding balance as of December 31, 2020 and 2019 was $21,849 and $38,757, which included $16,204 and $37,420 of principal and $5,645 and $1,337 in accrued interest, respectively. For the years ended December 31, 2020 and 2019, the Company recorded $4,308 and $1,337 of interest expense, respectively.

NOTE 4 - CONVERTIBLE NOTE PAYABLE

On July 9, 2019, the Company entered into a convertible note agreement with the holder of the promissory note, whereby the holder agreed to refinance for an aggregate principal amount of $66,240 and $25,000 for administrative and consulting fees for a total note amount of $91,240, the note matures on January 1, 2020.

The note earns an interest rate equal to 10% per annum and on December 1, 2020 the maturity date was amended to December 31, 2021. The Company recorded a debt discount of $25,000 as result of the original issue discount. The note is convertible at fixed rate of $0.005 of common stock. For subsequent activity regarding the convertible note, see Note 1 of these Notes to Financial Statements.

For the years ended December 31, 2020 and 2019, the Company recorded $695 and $24,305, respectively, in amortization of the debt discount on the note. As of December 31, 2020 and 2019, the Company had convertible note of $91,240, unamortized debt discount of $0 and $695 and accrued interest of $13,524 and $8,871, respectively. For the years ended December 31, 2020 and 2019, the Company recorded interest expense of $4,653 and $8,871, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Compensation

On January 1, 2020, the Company amended the January 1, 2015 Executive and Consulting Agreement with our former President, and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 500,000 shares of the Company’s common stock fully earned immediately to be assigned and registered fully as at the end of the fiscal year. On December 21, 2020, a former president resigned. In 2019, the compensation was 450,000 shares annually. For the years ended December 31, 2020 and 2019, the Company recorded compensation of $387,500 and $450,000, accrued compensation of $712,500 and $562,500 were forgiven and 125,000 and 0 shares of common stock were issued for executive compensation, respectively. As of December 31, 2020 and 2019, the Company had accrued compensation - related party of $0 and $337,500, respectively.

Due to related party

On November 20, 2018, the Company received funds in the amount of $2,781 from a more than 5% shareholder for the payment of Company’s expenses. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

During the year ended December 31, 2020, the Company received services in the amount of $9,669 from a more than 5% shareholder for updates to the Company’s website recorded as due to related party.

As of December 31, 2020 and 2019, the Company owed $12,450 and $2,781, respectively, to this shareholder.

NOTE 6 - INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019
Net Loss	$(429,634)	$(889,887)
Effective tax rate	21%	21%
Income tax expense	(90,223)	(186,876)
Less: valuation allowance	90,223	186,876
Income tax Expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2020	2019
Net Operating Loss carryforward	$549,774	$459,551
Valuation allowance	(549,774)	(459,551)
Net deferred tax asset	$-	$-

As of December 31, 2020, the Company had approximately $2,617,971 of net operating losses (“NOL”), generated from inception date to December 31, 2020. NOLs generated in tax years prior to November 30, 2018, which under certain circumstances, can be carried forward for twenty years, whereas NOLs generated after November 30, 2018 can be carried forward indefinitely.

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. As of December 31, 2020, we had no material unrecognized tax benefits, and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date. Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in excess of 50% in the ownership interest of significant stockholders over a three-year period.

NOTE 7 - EQUITY

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended December 31, 2020, the Company issued to an unaffiliated investors 500,000 shares of common stock at $0.10 per share cash for $50,000.

During the year ended December 31, 2020, the Company issued to related party 125,000 shares of common stock at $0.10 per share for $12,500 compensation.

As of December 31, 2020, and 2019, the Company had 5,756,612 and 5,131,612 common shares issued and outstanding, respectively.

NOTE 8 – LIABILITIES TO BE SETTLED IN COMMON STOCK

On October 31, 2019, the Company acquired the rights to four domain names from a third party. The cost to acquire the domain names was 350,000 shares of common stock valued at $1.00 per share for a total value of $350,000. The domain names were recorded as an intangible asset with an indefinite useful life. The Company’s management evaluated the domain names at December 31, 2019 and determined, based on economic factors as well as other internal factors, that the domain names be considered fully impaired and we recorded an impairment loss of $350,000 during the year ended December 31, 2019. These shares have not been issued and are recorded on the balance sheet under liability to be settled with stock.

NOTE 9 - SUBSEQUENT EVENTS

The Company leases its Vancouver office of approximately 4,000 square feet for a rental cost of approximately $11,200 per month pursuant to a lease through June 30, 2023.

On March 1, 2021, the Company’s Board of Directors authorized the Company to enter into an agreement (the “Agreement”) among the Company, the holder (the “Holder”) of the $130,000 of outstanding debt referred to in the preceding paragraph [which included a convertible note with a face amount of $100,000 (the “$100,000 Note”)], and Brown and his wholly-owned entity. The Agreement provides for, among other matters, amendment of the General Agreement and for the confirmation, ratification and/or approval of the following, all of which the Agreement deems to be effective as of January 4, 2021:

(i) the issuance by the Company of a new note to the Holder, with the new note (the “New Note”) having a principal amount of $134,000, with payments of principal due on March 15, April 15, and May 15, 2021 in the respective amounts of $54,667, $39,667, and $39,666; (ii) the Company’s issuance of 1.5 million shares of its common stock (the “Common Stock”) to the Holder; (iii) Brown’s personal guarantee of the New Note; (iv) the transfer to the Company of the Media Assets by Brown and his wholly-owned entity; (v) the transfer to Brown of the $100,000 Note; (vi) Brown’s conversion of the $100,000 Note, according to its previously-existing terms, into 20 million shares of Common Stock; (vii) confirmation by the Holder that all obligations of the Company to the Holder, except for the obligations under the New Note and the obligation to issue the 1.5 million shares of Common Stock, have been satisfied; (viii) amendment of the General Agreement to be consistent with the terms of the Agreement; and (ix) confirmation by the Company and Brown that all obligations under the General Agreement have been satisfied by both of them.

In order to obtain funds to cover a portion of its past operating deficit, the Registrant has raised approximately $260,000 througha private placement of approximately 13 million units, with each unit consisting of one share of common stock and one warrant, at a price of $.02 per unit. Each warrant is exercisable at a price of $0.10 per share for a period of two years.  The Registrant is no longer offering any shares or warrants, or accepting any subscriptions, pursuant to this private placement.  The Registrant’s board of directors approved the private placement sales on March 30, 2021.

Also for the purpose of covering a portion of the Registrant’s operating deficit, Stephen Brown has advanced more than $295,000 to the Registrant.  Considering its significant cash needs (see Item 8.01 below) and in order to repay $250,000 of this amount, on March 30, 2021, the Registrant determined to issue shares of its common stock to Mr. Brown at a price of $.02 per share.  This price is comparable to the price of the private placement described above except that it is less favorable because the private placement investors paid $.02 for a unit consisting of one share of common stock and one warrant, whereas Mr. Brown paid $.02 for one share of common stock but without a warrant.  There were 12.5 million shares issued to Mr. Brown in satisfaction of the $250,000 of debt at $.02 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crank Media Inc.
(Registrant)

Date: April 15, 2021	By:	/s/ Stephen Brown
Stephen Brown
President, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Crank Media Inc.

Dated: April 15, 2021	By:	/s/ Stephen Brown
Stephen Brown
President, Chief Executive Officer, Chief Financial Officer and Director (principal executive officer, principal financial and accounting officer)

20