Form 10-Q
period 2021-03-31
Crank Media Inc
filed 2021-10-25
CIK 1700357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-55824

Crank Media Inc
(Exact name of registrant as specified in its charter)

Nevada	33-1227600
(State or other jurisdiction	(IRS Employer
of Incorporation or organization)	Identification No.)

1720-650 West Georgia Street

Vancouver, BC, Canada V6B 4N8
(Address of principal executive offices and zip code)

(604) 558-2515
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes      ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes      ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting company	☒
		Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2021
Common stock, $0.001 par value	40,456,612

Crank Media, Inc.

Form 10-Q

For the Three Months Ended March 31, 2021

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Crank Media, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current Assets
Cash	$-	$358
Due from related party	24,928	-
Total Current Assets	24,928	358

Total Assets	$24,928	$358

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$79,215	$14,713
Deferred revenue	1,706	2,345
Due to related party	12,450	12,450
Promissory notes, net of discount of $0	164,478	-
Loan payable and accrued interest	-	21,849
Convertible notes, net of unamortized discount	-	91,240
Liabilities to be settled in 350,000 shares of common stock	-	350,000
Total Current Liabilities	257,849	492,597

Total Liabilities	257,849	492,597

Stockholders’ Deficit
Common stock: 100,000,000authorized; $0.001 par value, 40,106,612 and 5,756,612 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	40,107	5,757
Additional paid in capital	2,820,389	2,119,975
Common stock subscriptions payable	3,000	-
Accumulated deficit	(3,096,417)	(2,617,971)
Total Stockholders’ Deficit	(232,921)	(492,239)
Total Liabilities and Stockholders’ Deficit	$24,928	$358

The accompanying notes are an integral part of these unaudited financial statements.

Crank Media, Inc.

Statements of Operations

(Unaudited)

	For the
	Three Months Ended
	March 31,
	2021	2020

Revenues	$639	$639

Operating expenses
Compensation expenses - related party	274,000	125,000
General and administration expenses	54,145	11,874
Total operating expenses	328,145	136,874

Net loss from operations	(327,506)	(136,235)

Other Income (Expense)
Interest expense	(8,790)	(6,384)
Loss on settlement of debt	(142,150)	-
Total other expense	(150,940)	(6,384)

Net loss before taxes	(478,446)	(142,619)

Income tax benefit	-	-

Net loss	$(478,446)	$(142,619)

Basic and diluted loss per common share	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	24,940,678	5,131,612

The accompanying notes are an integral part of these unaudited financial statements

Crank Media, Inc.

Statement of Stockholders’ Deficit

(Unaudited)

For the Three Months ended March 31, 2021

			Additional	Stock		Total
	Common Stock		Paid in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2020	5,756,612	$5,757	$2,119,975	$-	$(2,617,971)	$(492,239)
Common stock issued for settlement of convertible note -related party	20,000,000	20,000	84,764	-	-	104,764
Common stock issued for settlement of debt	350,000	350	349,650	-	-	350,000
Common stock issuance for operating expenses- related party	12,500,000	12,500	237,500	-	-	250,000
Common stock issuance as share inducement for settlement of debt	1,500,000	1,500	28,500	-	-	30,000
Common stock subscription for financing fee associated with promissory note	-	-	-	3,000	-	3,000
Net loss for the period	-	-	-	-	(478,446)	(478,446)
Balance, March 31, 2021	40,106,612	$40,107	$2,820,389	$3,000	$(3,096,417)	$(232,921)

For the Three Months ended March 31, 2020

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	5,131,612	$5,132	$1,345,600	$(2,188,337)	$(837,605)
Net loss for the period	-	-	-	(142,619)	(142,619)
Balance, March 31, 2020	5,131,612	$5,132	$1,345,600	$(2,330,956)	$(980,224)

The accompanying notes are an integral part of these unaudited financial statements.

Crank Media, Inc.

Statements of Cash Flows

(Unaudited)

	For the
	Three Months Ended
	March 31,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(478,446)	$(142,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note	-	695
Loss on settlement of debt	142,150	-
Common stock issued for debt - related party	250,000	-
Debt discount -note payable	8,550	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	54,027	3,789
Accrued compensation - related party	24,000	125,000
Deferred revenue	(639)	(639)
Net Cash Used In Operating Activities	(358)	(13,774)

Cash Flows From Financing Activities:
Proceeds from loans	-	13,774
Net Cash Provided by Financing Activities	-	13,774

Net change in cash and cash equivalents	(358)	-
Cash , beginning of period	358	214
Cash, end of period	$-	$214

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity
Common stock issued for settlement of convertible note -related party	$104,764	$-
Common stock issued for settlement of debt	$350,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

Crank Media, Inc.

Notes to Unaudited Financial Statements

March 31, 2021

Note 1 – Going Concern

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $3,096,417 as of March 31, 2021. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

The Company has discussed ways in order to mitigate conditions or events that may raise substantial doubt about its ability to continue as a going concern, there are no assurances that any of these measures will successfully mitigate or be effective at all. (1) The Company shall pursue financing plans to raise funds to spend towards operational expenses, (2) The Company shall continue to employ low cost measures to operate its business and analyze any unnecessary cost or expense, (3) The Company will seek to avoid unnecessary expenditures, travel, and lodging costs that are not mission critical to its business, (4) The Company shall seek to continuously maximize its assets and business licensing strategies to increase revenue as well as to gain new customers.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that the primary adverse impact on the Company’s results of operations and financial position at March 31, 2021 has been a slowdown in the Company’s film and television production activities. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to obtain financing to fund the operation and to develop its business plan

Note 2 – Summary Of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 15, 2021.

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

The Company recognized $639 and $639 of revenue during the three months ended March 31, 2021, and 2020, respectively. As of March 31, 2021, and December 31, 2020, there was deferred revenue of $1,706 and $2,345, respectively.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. For the three months ended March 31, 2021, the Company did not have any liabilities to be settled in stock and convertible debt and accrued interest. For the three months ended March 31, 2020, the Company had $350,000 in liabilities to be settled in stock , $97,890 in convertible debt and accrued interest and promissory note commitment in stock , representing 350,000 , 19,578,000 and 150,000 shares of common stock not yet issued, which are potentially dilutive. Since the Company has incurred losses for all periods, the impact of the common stock equivalents would be anti- dilutive and therefore are not included in the calculation.

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

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, deferred revenue, loan payable, and due to related parties. The carrying amounts of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing rates unless otherwise disclosed in these financial statements.

Note 3 – Liability to be Settled In Stock

On October 31, 2019, the Company acquired the rights to four domain names from a third party. The cost to acquire the domain names was 350,000 shares of common stock valued at $1.00 per share for a total value of $350,000. During the period ended March 31, 2021, the Company settled this commitment by issuing 350,000 shares of common stock.

Note 4 – Loan Payable – Related party

On March 1, 2021, the Company and chief executive officer entered into an agreement with a note holder, for settlement of the outstanding balance of principal and accrued interest as of December 31, 2020. According to the agreement and approval of the board of directors, the outstanding balance of a $91,240 face amount convertible note and a loan totaling $21,849 were settled in exchange with issuance of a new promissory note of $134,000 and issuance of 1,500,000 shares of common stock valued for $30,000. The Company’s Chief Executive Officer as purchaser of the convertible note of $91,240 and accrued interest payable of $13,523, converted the note into 20,000,000 shares of common stock.

In conjunction with settlement of liability by issuance new promissory note of 134,000 (Note 6) and issuance of 15,000,000 shares of common stock, the Company recognized $142,150 loss on settlement of debt during the three months ended March 31, 2021.

The loan payable was cash paid for settlement of vendors’ invoices on behalf of the Company, at an interest rate of 10% per annum and matures on demand. During the three months ended March 31, 2021 and 2020, the total of $0 and $13,774 was paid to vendors on behalf of the Company, respectively. For the three months ended March 31, 2021, and 2020, the Company recorded $0 and $2,414 of interest expense, respectively. The outstanding balance as of March 31, 2021, and December 31, 2020, was $0 and $21,849, which included $0 and $16,203 of principal and $0 and $5,646 in accrued interest, respectively.

Note 5 – Convertible Note Payable – Related Party

On July 9, 2019, the Company entered into a convertible note agreement with the holder of the promissory note, whereby the holder agreed to refinance for an aggregate principal amount of $66,240 and $25,000 for administrative and consulting fees for a total note amount of $91,240.

The note earns an interest rate equal to 10% per annum and matures on January 1, 2021. The Company recorded a debt discount of $25,000 as result of the original issue discount. The note is convertible at fixed rate of $0.005 of common stock. Because of the fixed nature of the conversion the Company determined that there was no beneficial conversion feature which would have qualified it for derivative accounting under ASC 815-15, ”Derivatives and Hedging.”

On January 12, 2021, pursuant to a general agreement dated December 21, 2020, the Company’s President, Chief Executive Officer, Chief Financial Officer purchased the outstanding balance of the note and accrued interest totaling $104,764 from note holder. On March 1, 2021, the Company’s Board of directors approved issuance of 20,000,000 shares of common stock (pursuant to the original conversion terms of the note) for settlement of convertible note outstanding balance of $104,764 to the Company’s officer.

For the three months ended March 31, 2021, and 2020, the Company recorded $0 and $695 amortization of the debt discount on the note, respectively. For the three months ended March 31, 2021, and 2020, the Company recorded interest expense of $0 and $4,613, respectively.

As of March 31, 2021, and December 31, 2020, the Company had convertible note of $0 and $91,240 and accrued interest of $0 and $13,524, respectively.

NOTE 6 – PROMISSORY NOTE PAYABLE

On February 26, 2021, the Company issued a promissory note of $134,000. The note shall be due and payable as follows:

(i)	$54,667 on or before March 15, 2021 (outstanding)
(ii)	$39,667 on or before April 15, 2021 (outstanding)
(iii)	$39,666 on or before May 15, 2021 (outstanding)

The Company’s President, Chief Executive Officer, Chief Financial Officer guaranteed the note personally. Note is interest free, with a default rate from maturity date of 10% per annum. As of March 31, 2021, the first obligation of $54,667 was not paid and it was in default. During the three months ended March 31, 2021, the Company recorded $240 default interest.

As of March 31, 2021, the outstanding balance of promissory note and accrued interest were $134,000 and 240, respectively.

(ii) On January 4, 2021, the Company issued a promissory note of $17,000 for a cash loan advanced to a related party The note shall be due on or after February 5, 2021. The note shall bear interest from January 1, 2022 at the rate of 5% per annum. There shall be no interest accruing during 2021. The note was in default on March 31, 2021 and no default interest applicable.

(ii) On March 31, 2021, the Company issued a promissory note of $7,928 (CAD10,000) for a cash loan advanced to a related party. The note is interest free and shall be due on April 7, 2021 in amount of $13,478 (CAD17,000) and issuance of $3,000 worth of common stock at conversion price of $0.02 per share. The Company recorded common stock payable of $3,000, interest expense of $8,550for finance cost of $3,000 and amortized debt discount of $5,550.

NOTE 7 – RELATED PARTY TRANSACTIONS

Compensation

(i)

On January 1, 2020, the Company amended the January 1, 2015, Executive and Consulting Agreement with Sandor Miklos, former President, and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 500,000 shares of the Company’s common stock. For three months ended March 31, 2020, 125,000 shares valued at $1.00 per share for a total of $125,000 was accrued as compensation for Sandor Miklos.

On June 30, 2020, Sandor Miklos forgave accrued stock compensation owed to him valued at $587,500 which represents the compensation for the nine months of year 2019 ($337,500) and the six months ended June 30, 2020 ($250,000). As reported in the Company’s Form 10-Q for the nine months ended September 30, 2020, Mr. Miklos also forgave stock compensation of 125,000 shares for the three months ended September 30, 2020. During the three months ended March 31, 2021, the Company issued 125,000 shares valued at $.10 per share to Mr. Miklos for management fees for the fourth quarter of 2020. This Executive and Consulting Agreement ended as of December 31, 2020.

(ii)	During the three months ended March 31, 2021, the Company accrued $24,000 officers’ salary.

(iii)	As of March 31, 2021, and December 31, 2020, the outstanding compensation payable to officers were $24,000 and $0, respectively.

(iv)

During the three months ended March 31,2021, the Company financed a related party for amount of $24,928 by issuance two notes payable of $17,000 and $7,928 (CAD 10,000), see Note 6. As of March 31,2021 , the outstanding receivable from related party was $24,928.

Due to related party

(i)

On November 20, 2018, the Company received a loan payable in the amount of $2,781 from a more than 5% shareholder for the payment of Company expenses. This loan is unsecured, non-interest bearing, and has no specific terms for repayment. During the year ended December 31, 2020, the Company received services in the amounts of $9,669 from same shareholder for updates to the Company’s website recorded as due to related party. As of March 31, 2021 and December 31, 2020, the Company’s outstanding payable of $12,450 was to the same party, respectively.

NOTE 8 - EQUITY

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the three months ended March 31, 2021, the Company issued the following shares of common stock:

(i)	350,000 shares of common stock to settle stock payable liability (see Note 3).
(ii)	20,000,000 shares of common stock for settlement of convertible note and accrued interest (pursuant to the original conversion terms of the convertible note) – related party of $104,764 (Note 5).
(iii)

1,500,000 shares of common stock to our related party at $0.02 per share for $30,000 in conjunction with a new promissory note – related party to settle loan payable – related party. The price per share was determined based on the price per share paid by unrelated third-party investors at approximately the same time.

(iv)	12,500,000 shares of common stock at $0.02 per share for a total reduction of $250,000 as compensation to an officer of the Company.

As of March 31, 2021, and December 31, 2020, the Company had 40,106,612 and 5,756,612 common shares issued and outstanding, respectively.

NOTE 9 – SUBSEQUENT EVENTS

In May 2021, the Company received a payment for music recordings distribution in the amount of approximately $392,000 for the account of the Company and an additional approximately $392,000 to be paid to the artists who made the recordings.

The Company issued 350,000shares for services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in the financial statements and related notes included on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed on April 15, 2021.

As used in this Form 10-Q, “we,” “us,” and “our” refer to Crank Media Inc., which is also sometimes referred to as the “Company.”

General Overview

We were incorporated in Nevada on February 26, 2013, and on April 4, 2016, amended the Articles of Incorporation to change the name of the Company to Team 360 Sports Inc, on April 4, 2016, and then to Crank Media Inc, on December 22, 2020.

The Company has its Nevada registered office at 711 S. Carson Street, Suite 4, Carson City, Nevada 89701. The Company’s main phone number is 604-558-2515. Its principal operations are conducted from its office at 1720 - 650 West Georgia Street, Vancouver, British Columbia, Canada V6B 4N8. The Company’s website on the Internet at www.crankmedia.ca.

The Company’s primary business activities are related to (i) the planning and development for the production and distribution of music recordings, with four different music recording artists currently under contract, (ii) the planning and development of the production and distribution of movies, with two films currently in pre-production and two other film scripts currently being completed, and (iii) the planning and development of the production and distribution of television shows, with two shows currently in pre-production, one show in the phase of having the rights to certain of its episodes being marketed, and a fourth show in a very preliminary stage of development. The Company also is attempting to develop and build its virtual studio, and also intends to further develop its easy to use platform digital administration management systems for amateur sport s clubs, leagues and teams.

At March 31, 2021, the Company has had minimal revenues as the activities described above are primarily in planning and development stages. The Company’s fiscal-year end is December 31.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The primary adverse impact of COVID-19 on the Company’s results of operations and financial position as of March 31, 2021 has been a slowdown in the Company’s film and television production activities. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to pursue its business plan in the manner and timing anticipated.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited financial statements for the three months ended March 31, 2021, and 2020, and accompanying notes appended thereto that are included in this quarterly report.

For the Three Months Ended March 31, 2021 and 2020

Our operating results for the three months ended March 31, 2021 and 2020, are as follows:

	Three Months Ended
	March 31,
	2021	2020	Changes ($)
Revenues	$639	$639	$-
Operating expenses	$328,145	$136,874	$191,271
Interest expense	$8,790	$6,384	$2,406
Loss on settlement of debt	$142,150	$-	$142,150
Net loss	$478,446	$142,619	$193,677

Revenues are related to the Licensing Agreement dated November 1, 2016. The onetime nonrefundable fee and the set up and training fees are being recognized over the life of the agreement, which terminates on December 1, 2021.

Operating Expenses

For the three months ended March 31, 2021, operating expenses were $274,000 for related party compensation expenses and $54,145 for general and administration expenses.

For the three months ended March 31, 2020, operating expenses were $125,000 for related party compensation expenses and $11,874 for general and administration expenses.

Other Expenses

For the three months ended March 31, 2021, and 2020, other expenses were $240 and $5,689 for interest on loans, respectively and $8,550 for finance cost of note payable and $695 for amortization discount on convertible note, respectively.

For three months ended March 31, 2021 and 2020, other expenses were $142,150 and $0 for loss on settlement of debt, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about the Company as of March 31, 2021 and December 31, 2020, respectively:

Working Capital

	March 31,	December 31,
	2021	2020
Cash	$-	$358

Current Assets	$24,928	$358
Current Liabilities	$257,849	$492,597
Working Capital (Deficiency)	$(257,849)	$(492,239)

Cash Flows

	Three Months Ended
	March 31,
	2021	2020	Changes ($)
Cash Flows used in Operating Activities	$(358)	$(13,774)	$13,416
Cash Flows provided by Financing Activities	$-	$13,774	$(13,774)
Net Change in Cash During Period	$(358)	$-	$(358)

As of March 31, 2021, and December 31, 2020, our current assets were $24,928 and $358, respectively, from solely cash.

As of March 31, 2021, our current liabilities and working capital deficiency decreased as compared to December 31, 2020, primarily from settlement of domain names liabilities.

As of March 31, 2021, current liabilities consisted primarily of $164,478 to promissory note payable, $12,450 due to related party, $79,215 to accounts payable and accrued liabilities and $1,706 to deferred revenue.

As of December 31, 2020, our current liabilities consisted primarily of $350,000 to liabilities to be settled in stock, $90,240 to convertible notes, $21,849 to loan payable, $12,450 due to related party, $14,713 to accounts payable and

Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $358, compared to $13,774 for the three months ended March 31,2020.

The net cash used in operating activities for the three months ended March 31, 2021, was attributed to a net loss of $478,446, decreased by an accrued related party compensation of $24,000 for officers’ salary, loss of settlement of debts of $142,150, stock issued for debt to related party of $250,000, of $7,928 and decreased by a change in accounts payable and accrued liabilities of $54,027 and increased by a change in deferred revenue of $639.

The net cash used in operating activities for the three months ended March 31,2020, was attributed to a net loss of $142,619, decreased by an accrued related party compensation of $125,000, amortization of discount on convertible note of $695, decreased by a change in accounts payable and accrued liabilities of $3,789 and increased by a deferred revenue of $639.

Investing Activities

The Company did not use any funds for investing activities during the three months ended March 31, 2021, and 2020.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $0, compared to $13,774 for the three months ended March 31, 2020, from loans.

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company had no material off-balance sheet arrangements

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, other than as reported in the Forms 8-K filed on March 15, 2021 and April 5, 2021.

Item 3. Defaults Upon Senior Securities

The promissory note payable, which is described in Note 6 to the financial statements herein and which is incorporated by reference to this Item 3, is in default in the amount of $164,478 in principal and approximately $1,423 in interest at July 19, 2021 (which is anticipated to be the date of filing this Report).

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit
No.	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

3.1.1	Certificate of Amendment (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

3.2.1	Amendment to Bylaws (incorporated by reference to Form 8-K dated and filed with the SEC on April 5, 2021).

3.2.2	Amendment to Bylaws (incorporated by reference to Form 8-K dated and filed with the SEC on April 15, 2021)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101 *	Interactive Data Files

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crank Media Inc

Dated: Otober 22, 2021	By:	/s/ Stephen Brown
Stephen Brown
Chief Executive Officer

