Form 10-Q
period 2021-06-30
Crank Media Inc
filed 2022-03-17
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-55824

Crank Media Inc
(Exact name of registrant as specified in its charter)

Nevada	33-1227600
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or organization)

1720-650 West Georgia Street

Vancouver, British Columbia, Canada V6B 4N8
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

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☒ Smaller Reporting company
☒ Emerging Growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2022
Common stock, $0.001 par value	40,506,612

Crank Media, Inc.

Form 10-Q

For the Six Months Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Crank Media, Inc.

Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)

Assets

Current Assets
Cash	$-	$358
Due from related party	24,928	-
Total Current Assets	24,928	358

Total Assets	$24,928	$358

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$197,177	$14,713
Deferred Revenue	1,066	2,345
Due to related party	26,346	12,450
Promissory notes, net of discount of $0	164,478	-
Loan payable and accrued interest	-	21,849
Convertible notes, net of unamortized discount	-	91,240
Liabilities to be settled in 350,000 shares of common stock	-	350,000

Total Current Liabilities	389,067	492,597

Total Liabilities	389,067	492,597

Stockholders’ Deficit
Common stock: 100,000,000 authorized; $0.001 par value, 40,106,612 and 5,756,612 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	40,107	5,757
Additional paid in capital	2,820,389	2,119,975
Common stock subscriptions payable	3,000	-
Accumulated deficit	(3,227,635)	(2,617,971)

Total Stockholders’ Deficit	(364,139)	(492,239)

Total Liabilities and Stockholders’ Deficit	$24,928	$358

The accompanying notes are an integral part of these unaudited financial statements

Crank Media, Inc.

Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	$640	640	$1,279	1,279

Operating Expenses
Compensation expenses - related party	72,000	125,000	346,000	250,000
General and administration expenses	57,150	5,879	111,295	17,753
Total operatinng expenses	129,150	130,879	457,295	267,753

Net Loss From Operations	(128,510)	(130,239)	(456,016)	(266,474)

Other Income (Expenses)
Interest income (expense)	(2,708)	3,317	(11,498)	(3,067)
Loss on settlement of debt	-	-	(142,150)	-

Net Loss Before Taxes	(131,218)	(126,922)	(609,664)	(269,541)

Income tax benefit	-	-	-	-

Net Loss	(131,218)	(126,922)	(609,664)	(269,541)

Basic and Diluted Loss Per Common Share	$(0.00)	(0.02)	$(0.02)	(0.05)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	40,106,612	5,131,612	32,523,645	5,131,612

The accompanying notes are an integral part of these unaudited financial statements

Crank Media, Inc.

Statement of Stockholders’ Deficit

(Unaudited)

For the three and six months ended June 30, 2021

	Common Stock		Paid in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2020	5,756,612	$5,757	$2,119,975	$-	$(2,617,971)	$(492,239)
Common stock issued for settlement of convertible note -related party	20,000,000	20,000	84,764	-	-	104,764
Common stock issued for settlement of debt	350,000	350	349,650	-	-	350,000
Common stock issuance for operating expenses- related party	12,500,000	12,500	237,500	-	-	250,000
Common stock issuance as share inducement for settlement of debt	1,500,000	1,500	28,500	-	-	30,000
Common stock subscription for financing fee associated with promissory note	-	-	-	3,000	-	3,000
Net loss for the period	-	-	-	-	(478,446)	(478,446)
Balance, March 31, 2021	40,106,612	$40,107	$2,820,389	$3,000	$(3,096,417)	$(232,921)
Net loss for the period	-	-	-	-	(131,218)	(131,218)
Balance, June 30, 2021	40,106,612	$40,107	$2,820,389	$3,000	$(3,227,635)	$(364,139)

For the three and six months ended June 30, 2020

			Additional	Stock		Total
	Common Stock		Paid in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2019	5,131,612	$5,132	$1,345,600	$-	$(2,188,337)	$(837,605)
Net loss for the period	-	-	-	-	(142,619)	(142,619)
Balance, March 31, 2020	5,131,612	$5,132	$1,345,600	$-	$(2,330,956)	$(980,224)
Forgiveness of related party debt	-	-	587,500	-	-	587,500
Net loss for the period	-	-	-	-	(126,922)	(126,922)
Balance, June 30, 2020	5,131,612	$5,132	$1,933,100	$-	$(2,457,878)	$(519,646)

The accompanying notes are an integral part of these unaudited financial statements

Crank Media, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2021	June 30, 2020

Cash Flows from Operating Activities
Net loss	$(609,664)	$(269,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note	-	695
Loss on settlement of debts	142,150	-
Common stock issued for debt - related party	250,000	-
Debt discount - note payable	8,550	-
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	99,989	(622)
Deferred Revenue	(1,279)	(1,278)
Accrued Compensation - related party	96,000	250,000
Due to related party	13,896	-

Net Cash Used In Operating Activities	$(358)	$(20,746)

Cash Flows From Financing Activities
Proceeds from Loans	-	20,890

Net Cash Provided by Financing Activities	$-	$20,890

Net change in cash and cash equivalents	(358)	144
Cash, beginning of period	358	214
Cash, end of period	$-	$358

Supplemental Disclosure of Non-Cash Financing Activity
Forgiveness of related party debt	-	587,500
Common stock issued for settlement of convertible note -related party	$104,764	-
Common stock issued for settlement of debt	$350,000	-

The accompanying notes are integral part of these unaudited financial statements

Crank Media, Inc.

Notes to Unaudited Financial Statements

June 30, 2021

Note 1 – Going Concern

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $3,227,635 as of June 30, 2021. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that the primary adverse impact on the Company’s results of operations and financial position at June 30, 2021 has been a slowdown in the Company’s film and television production activities. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to obtain financing to fund the operation and to develop its business plan

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 15, 2021.

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

The Company recognized $640 and $640 of revenue during the three months ended June 30, 2021, and 2020, respectively. However, the Company recognized $1,279 and $1,279 of revenue during the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, and December 31, 2020, there was deferred revenue of $1,066 and $2,345, respectively.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. For the six months ended June 30, 2021, the Company did not have any liabilities to be settled in stock and convertible debt and accrued interest. For the six months ended June 30, 2020, the Company had $350,000 in liabilities to be settled in stock, $100,164 in convertible debt and accrued interest, representing 350,000 and 20,032,804 shares of common stock not yet issued, which are potentially dilutive. Since the Company has incurred losses for all periods, the impact of the common stock equivalents would be anti- dilutive and therefore are not included in the calculation.

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

Note 3 – Liability to be Settled in Stock

On October 31, 2019, the Company acquired the rights to four domain names from a third party. The cost to acquire the domain names was 350,000 shares of common stock valued at $1.00 per share for a total value of $350,000. During six months ended June 30, 2021, the Company settled this commitment by issuing 350,000 shares of common stock.

Note 4 – Loan Payable – Related Party

On March 1, 2021, the Company entered into an agreement with a note holder, for settlement of the outstanding balance of principal and accrued interest as of December 31, 2020. According to the agreement and approval of the board of directors, the outstanding balance of a $91,240 face amount promissory note and a loan totaling $21,849 were settled in exchange with issuance of a new promissory note of $134,000 and issuance of 1,500,000 shares of common stock valued for $30,000. The Company’s Chief Executive Officer as purchaser of the convertible note of $91,240 and accrued interest payable of $13,523, converted the note into 20,000,000 shares of common stock.

In conjunction with settlement of liability by issuance and issuance of shares, the Company recognized $142,150 loss on settlement of debt during the six months ended June 30, 2021.

The loan payable was cash paid for settlement of vendors’ invoices on behalf of the Company, at an interest rate of 10% per annum and matures on demand. During the six months ended June 30, 2021 and 2020, the total of $0 and $13,774 was paid to vendors on behalf of the Company, respectively. For the six months ended June 30, 2021, and 2020, the Company recorded $0 and $2,414 of interest expense, respectively. The outstanding balance as of June 30, 2021, and December 31, 2020, was $0 and $21,849, which included $0 and $16,203 of principal and $0 and $5,646 in accrued interest, respectively.

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

For the six months ended June 30, 2021, and 2020, the Company recorded $0 and $695 amortization of the debt discount on the note, respectively. For the six months ended June 30, 2021, and 2020, the Company recorded interest expense of $0 and $1,130, respectively. For the six months ended June 30, 2020, the Company recorded a recovery of interest expense of $3,317, to reconcile accrued interest to actual.

As of June 30, 2021, and December 31, 2020, the Company had convertible note of $0 and $91,240 and accrued interest of $0 and $13,524, respectively.

Note 6 – Promissory Note Payable

(i) On February 26, 2021, the Company issued a promissory note of $134,000. The note shall be due and payable as follows:

(i)	$54,667 on or before March 15, 2021 (outstanding)
(ii)	$39,667 on or before April 15, 2021 (outstanding)
(iii)	$39,666 on or before May 15, 2021 (outstanding)

The Company’s President, Chief Executive Officer, Chief Financial Officer guaranteed the note personally. Note is interest free, with a default rate from maturity date of 10% per annum. As of June 30, 2021, the first obligation of $54,667; second obligation of $ 39,667 and third obligation of $39,666 were not paid and it is in default. During the six months ended June 30, 2021, the Company recorded $2,928 default interest.

As of June 30, 2021, the outstanding balance of promissory note and accrued interest were $134,000 and $2,928, respectively.

(ii) On January 4, 2021, the Company issued a promissory note of $17,000 for a cash loan advance from a related party The note shall be due on or after February 5, 2021. The note shall bear interest from January 1, 2022 at the rate of 5% per annum. There shall be no interest accruing during 2021. The note was in default on June 30, 2021 and no default interest applicable.

(ii) On June 30, 2021, the Company issued a promissory note of $7,928 (CAD10,000) for a cash loan advance from an unrelated party. The note is interest free and was due on April 7, 2021 which was not paid and it is in default. The amount due is $13,478 (CAD17,000) and issuance of $3,000 worth of common stock at conversion price of $0.02 per share. Further, the Company recorded common stock payable of $3,000, interest expense of $8,550 for finance cost of $3,000 and amortized debt discount of $5,550.

Note 7 – Related Party Transactions

Compensation

(i)	On January 1, 2020, the Company amended the January 1, 2015, Executive and Consulting Agreement with Sandor Miklos, former President, and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 500,000 shares of the Company’s common stock. For six months ended June 30, 2020, 250,000 shares valued at $1.00 per share for a total of $250,000 was accrued as compensation for Sandor Miklos.

On June 30, 2020, Sandor Miklos forgave accrued stock compensation owed to him valued at $587,500, which represents the compensation for the nine months of year 2019 ($337,500) and the six months ended June 30, 2020 ($250,000). As reported in the Company’s Form 10-Q for the nine months ended September 30, 2020, Mr. Miklos also forgave stock compensation of 125,000 shares for the three months ended September 30, 2020. During the six months ended June 30, 2021, the Company issued 125,000 shares valued at $.10 per share to Mr. Miklos for management fees for the fourth quarter of 2020. This Executive and Consulting Agreement ended as of December 31, 2020.

(ii)	During the six months ended June 30, 2021, the Company accrued $96,000 officers’ salary.

(iii)	As of June 30, 2021, and December 31, 2020, the outstanding compensation payable to officers were $96,000 and $0, respectively.

(iv)	During the six months ended June 30, 2021, the Company financed a related party for amount of $24,928 by issuance of two notes payable of $17,000 and $7,928 (CAD 10,000), see Note 6. As of June 30, 2021, the outstanding receivable from related party was $24,928.

Due to related party

(i)	On November 20, 2018, the Company received a loan payable in the amount of $2,781 from a more than 5% shareholder for the payment of Company expenses. This loan is unsecured, non-interest bearing, and has no specific terms for repayment. During the year ended December 31, 2020, the Company received services in the amounts of $9,669 from same shareholder for updates to the Company’s website recorded as due to related party. As of June 30, 2021 and December 31, 2020, the Company’s outstanding payable of $12,450 was to the same party, respectively.

(ii)	During the six months ended June 30, 2021, $13,896 was due to the Company’s Chief Executive Officer for vendor payments made on behalf of the Company.

Note 8 - Equity

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended June 30, 2021, the Company issued the following shares of common stock:

(i)	350,000 shares of common stock to settle stock payable liability (see Note 3).
(ii)	20,000,000 shares of common stock for settlement of convertible note and accrued interest (pursuant to the original conversion terms of the convertible note) – related party of $104,764 (Note 5).
(iii)	1,500,000 shares of common stock to our related party at $0.02 per share for $30,000 in conjunction with a new promissory note – related party to settle loan payable – related party. The price per share was determined based on the price per share paid by unrelated third-party investors at approximately the same time.
(iv)	12,500,000 shares of common stock at $0.02 per share for a total reduction of $250,000 owed to an officer for costs incurred on behalf of the Company.

As of June 30, 2021, and December 31, 2020, the Company had 40,106,612 and 5,756,612 common shares issued and outstanding, respectively.

Note 9 – SUBSEQUENT EVENTS

During the period ended September 30, 2021, the Company issued 400,000 shares as stock-based compensation to employees. The Company has also entered in a loan agreement with HPIL Holding as on November 1, 2021 wherein the borrowed amount is USD 808,500 and interest is payable at the rate of 5% beginning on May 1, 2022.

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

At June 30, 2021, the Company has had minimal revenues as the activities described above are primarily in planning and development stages. The Company’s fiscal-year end is December 31.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The primary adverse impact of COVID-19 on the Company’s results of operations and financial position as of June 30, 2021 has been a slowdown in the Company’s film and television production activities. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to pursue its business plan in the manner and timing anticipated.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited financial statements for the six months ended June 30, 2021, and 2020, and accompanying notes appended thereto that are included in this quarterly report.

For the Six Months Ended June 30, 2021 and 2020

Our operating results for the six months ended June 30, 2021 and 2020, are as follows:

	Six Months Ended June 30
	2021	2020	Changes ($)
Revenues	$1,279	$1,279	$-
Operating expenses	$457,295	$267,753	$189,542
Interest expense	$11,498	$3,067	$8,431
Loss on settlement of debt	$142,150	$-	$142,150
Net loss	$609,664	$269,541	$340,123

Revenues are related to the Licensing Agreement dated November 1, 2016. The onetime nonrefundable fee and the set up and training fees are being recognized over the life of the agreement, which terminates on December 1, 2021.

Operating Expenses

For the six months ended June 30, 2021, operating expenses were $346,000 for related party compensation expenses and $111,295 for general and administration expenses.

For the six months ended June 30, 2020, operating expenses were $250,000 for related party compensation expenses and $17,753 for general and administration expenses.

Other Expenses

For the six months ended June 30, 2021, and 2020, other expenses were $2,948 and $3,067 for interest on loans, respectively and $8,550 and $0 for finance cost of note payable, respectively.

For the six months ended June 30, 2021 and 2020, other expenses were $142,150 and $0 for loss on settlement of debt, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about the Company as of June 30, 2021 and December 31, 2020, respectively:

Working Capital

	June 30	December 31,
	2021	2020
Cash	$-	$358

Current Assets	$24,928	$358
Current Liabilities	$389,067	$492,597
Working Capital (Deficiency)	$(364,139)	$(492,239)

Cash Flows

	Six Months Ended June 30
	2021	2020	Changes ($)
Cash Flows used in Operating Activities	$(358)	$(20,746)	$20,388
Cash Flows provided by Financing Activities	$-	$20,890	$(20,890)
Net Change in Cash During Period	$(358)	$144	$(502)

As of June 30, 2021, and December 31, 2020, our current assets were $24,928 and $358, respectively.

As of June 30, 2021, our current liabilities and working capital deficiency decreased as compared to December 31, 2020, primarily from settlement of domain names liabilities.

As of June 30, 2021, current liabilities consisted primarily of $164,478 to promissory note payable, $26,346 due to related party, $197,177 to accounts payable and accrued liabilities and $1,066 to deferred revenue.

As of December 31, 2020, our current liabilities consisted primarily of $350,000 to liabilities to be settled in stock, $91,240 to convertible notes, $21,849 to loan payable, $12,450 due to related party, $14,713 to accounts payable and $2,345 to deferred revenue.

Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities was ($358), compared to $144 for the six months ended June 30,2020.

The net cash used in operating activities for the six months ended June 30, 2021, was attributed to a net loss of $609,664, decreased by an accrued related party compensation of $96,000 for officers’ salary, loss of settlement of debts of $142,150, stock issued for reimbursement of expenses paid by related party of $250,000, accounts payable and accrued liabilities of $99,989 and increased by a change in deferred revenue of $1,279.

The net cash used in operating activities for the six months ended June 30,2020, was attributed to a net loss of $269,541, decreased by an accrued related party compensation of $250,000, amortization of discount on convertible note of $695, increased by a change in accounts payable and accrued liabilities of $622 and increased by a deferred revenue of $1,278.

Investing Activities

The Company did not use any funds for investing activities during the three months ended June 31, 2021, and 2020.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $0, compared to $20,089 for the six months ended June 30, 2020, from loans.

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company had no material off-balance sheet arrangements

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, other than as reported in the Forms 8-K filed on March 15, 2021 and April 5, 2021.

Item 3. Defaults Upon Senior Securities

The promissory note payable, which is described in Note 6 to the financial statements herein and which is incorporated by reference to this Item 3, is in default in the amount of $164,478 in principal and approximately $ 12,400 in interest at March 15, 2022 (which is anticipated to be the date of filing this Report).

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

3.1.1	Certificate of Amendment (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, as filed with the SEC on March 17, 2017).

3.2.1	Amendment to Bylaws (incorporated by reference to Form 8-K dated and filed with the SEC on April 5, 2021).

3.2.2	Amendment to Bylaws (incorporated by reference to Form 8-K dated and filed with the SEC on April 15, 2021)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101 *	Interactive Data Files

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crank Media Inc

Dated: March 17, 2022	By:	/s/ Stephen Brown
Stephen Brown
Chief Executive Officer

