Form 10-Q/A
period 2021-06-30
Crank Media Inc
filed 2022-03-21
CIK 1700357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10Q/A for the three months ended June 30, 2021 is to include iXBRL in the filing.

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

Crank Media Inc

Dated: March 18, 2022	By:	/s/ Stephen Brown
Stephen Brown
Chief Executive Officer

