Form 10-Q
period 2021-09-30
Crank Media Inc
filed 2022-05-10
CIK 1700357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2022
Common stock, $0.001 par value	63,269,612

Crank Media, Inc.

Form 10-Q

For the Nine Months Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Crank Media, Inc.

Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets

Current Assets
Cash	$-	$358
Due from related party	24,928	-
Total Current Assets	24,928	358

Total Assets	$24,928	$358

Liabilities and Stockholder’s Deficit
Current
Accounts payable and accrued liabilities	$264,112	$14,713
Deferred Revenue	427	2,345
Due to related party	40,380	12,450
Promissory notes, net of discount of $0	164,478	-
Loan payable and accrued interest	-	21,849
Convertible notes, net of unamortized discount	-	91,240
Liabilities to be settled in 350,000 shares of common stock	-	350,000

Total Current Liabilities	469,397	492,597

Total Liabilities	469,397	492,597

Stockholder’s Deficit
Common stock: 100,000,000 authorized; $0.001 par value, 40,456,612 and 5,756,612 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	40,457	5,757
Additional paid in capital	2,827,039	2,119,975
Common stock subscriptions payable	3,000	-
Accumulated deficit	(3,314,965)	(2,617,971)

Total Stockholder’s Deficit	(444,469)	(492,239)

Total Liabilities and Stockholder’s Deficit	$24,928	$358

The accompanying notes are an integral part of these unaudited financial statements

Crank Media, Inc.

Statements of Operations

(Unaudited)

		Three months ended		Nine months ended
	Note	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue		$639	639	$1,918	1,918

Operating Expenses
Compensation expenses	7	79,000	125,000	425,000	375,000
General and administration expenses		5,591	10,815	116,886	28,568
Total Operating Expenses		84,591	135,815	541,886	403,568

Net Loss From Operations		(83,952)	(135,176)	(539,968)	(401,650)

Other Expenses
Interest expense	6	(3,378)	(3,825)	(14,876)	(6,892)
Loss on settlement of debt	4	-	-	(142,150)	-

Net Loss Before Taxes		(87,330)	(139,001)	(696,994)	(408,542)

Income tax benefit		-	-	-	-

Net Loss		(87,330)	(139,001)	(696,994)	(408,542)

Basic and Diluted Loss Per Common Share		$(0.00)	(0.03)	$(0.02)	(0.08)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted		40,414,764	5,131,612	35,173,218	5,131,612

The accompanying notes are an integral part of these unaudited financial statements

Crank Media, Inc.

Statement of Stockholders’ Deficit

(Unaudited)

For the three and nine months ended September 30, 2021

			Additional	Stock		Total
	Common Stock		Paid in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2020	5,756,612	$5,757	$2,119,975	$-	$(2,617,971)	$(492,239)
Common stock issued for settlement of convertible note -related party	20,000,000	20,000	84,764	-	-	104,764
Common stock issued for settlement of debt	350,000	350	349,650	-	-	350,000
Common stock issuance for operating expenses- related party	12,500,000	12,500	237,500	-	-	250,000
Common stock issuance as share inducement for settlement of debt	1,500,000	1,500	28,500	-	-	30,000
Common stock subscription for financing fee associated with promissory note	-	-	-	3,000	-	3,000
Net loss for the period	-	-	-	-	(478,446)	(478,446)
Balance, March 31, 2021	40,106,612	$40,107	$2,820,389	$3,000	$(3,096,417)	$(232,921)
Net loss for the period	-	-	-	-	(131,218)	(131,218)
Balance, June 30, 2021	40,106,612	$40,107	$2,820,389	$3,000	$(3,227,635)	$(364,139)
Common stock issuance for bonus to employees	350,000	350	6,650	-	-	7,000
Net loss for the period	-	-	-	-	(87,330)	(87,330)
Balance, September 30, 2021	40,456,612	$40,457	$2,827,039	$3,000	$(3,314,965)	$(444,469)

For the three and nine months ended September 30, 2020

			Additional	Stock		Total
	Common Stock		Paid in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2019	5,131,612	$5,132	$1,345,600	$-	$(2,188,337)	$(837,605)
Net loss for the period	-	-	-	-	(142,619)	(142,619)
Balance, March 31, 2020	5,131,612	$5,132	$1,345,600	$-	$(2,330,956)	$(980,224)
Forgiveness of related party debt	-	-	587,500	-	-	587,500
Net loss for the period	-	-	-	-	(126,922)	(126,922)
Balance, June 30, 2020	5,131,612	$5,132	$1,933,100	$-	$(2,457,878)	$(519,646)
Forgiveness of related party debt	-	-	125,000	-	-	125,000
Net loss for the period	-	-	-	-	(139,001)	(139,001)
Balance, September 30, 2020	5,131,612	$5,132	$2,058,100	$-	$(2,596,879)	$(533,647)

The accompanying notes are an integral part of these unaudited financial statements

Crank Media, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2021	September 30, 2020

Cash Flows From Operating Activities
Net loss	$(696,994)	$(408,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note	-	695
Compensation expenses - employees	7,000	-
Loss on settlement of debts	142,150	-
Common stock issued for debt - related party	250,000	-
Debt discount - note payable	8,550	-
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	94,924	4,288
Deferred Revenue	(1,918)	(1,918)
Accrued Compensation - related party	168,000	375,000
Due to related party	27,930	7,500

Net Cash Used In Operating Activities	$(358)	$(22,977)

Cash Flows From Financing Activities:
Proceeds from Loans	-	23,121

Net Cash Provided by Financial Activities	$-	$23,121

Net change in cash and cash equivalent	(358)	144
Cash, beginning of period	358	214
Cash, end of period	$-	$358

Supplemental Disclosure of Non-Cash Financing Activity
Forgiveness of related party debt	-	587,500
Common stock issued for settlement of convertible note -related party	$104,764	-
Common stock issued for settlement of debt	$350,000	-

The accompanying notes are an integral part of these unaudited financial statements

Crank Media, Inc.

Notes to Unaudited Financial Statements

September 30, 2021

Note 1 – Going Concern

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenue and has accumulated a deficit of $3,314,965 as of September 30, 2021. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that the primary adverse impact on the Company’s results of operations and financial position at September 30, 2021 has been a slowdown in the Company’s film and television production activities. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to obtain financing to fund the operation and to develop its business plan

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the period ended September 30, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 15, 2021.

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

The Company recognized $639 and $639 of revenue during the three months ended September 30, 2021, and 2020, respectively. As of September 30, 2021, and December 31, 2020, there was deferred revenue of $427 and $2,345, respectively.

Earnings (loss) per share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. For the nine months ended September 30, 2021, the Company did not have any liabilities to be settled in stock and convertible debt and accrued interest. For the nine months ended September 30, 2020, the Company had $350,000 in liabilities to be settled in stock, $102,464 in convertible debt and accrued interest, representing 350,000 and 20,492,754 shares of common stock not yet issued, which are potentially dilutive. Since the Company has incurred losses for all periods, the impact of the common stock equivalents would be anti- dilutive and therefore are not included in the calculation.

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

Note 3 – Liability to be Settled in Stock

On October 31, 2019, the Company acquired the rights to four domain names from a third party. The cost to acquire the domain names was 350,000 shares of common stock valued at $1.00 per share for a total value of $350,000. During nine months ended September 30, 2021, the Company settled this commitment by issuing 350,000 shares of common stock.

Note 4 – Loan Payable – Related Party

On March 1, 2021, the Company entered into an agreement with a note holder, for settlement of the outstanding balance of principal and accrued interest as of December 31, 2020. According to the agreement and approval of the board of directors, the outstanding balance of a $91,240 face amount promissory note and a loan totaling $21,849 were settled in exchange with issuance of a new promissory note of $134,000 and issuance of 1,500,000 shares of common stock at $0.02 per share valued for $30,000. The Company’s Chief Executive Officer as purchaser of the convertible note of $91,240 and accrued interest payable of $13,523, converted the note into 20,00,000 shares of common stock.

In conjunction with settlement of liability and issuance of shares, the Company recognized $142,150 loss on settlement of debt during the nine months ended September 30, 2021.

The loan payable was cash paid for settlement of vendors’ invoices on behalf of the Company, at an interest rate of 10% per annum and matures on demand. During the nine months ended September 30, 2021 and 2020, the total of $0 and $24,458 was paid to vendors on behalf of the Company, respectively. For the nine months ended September 30, 2021, and 2020, the Company recorded $0 and $3,844 of interest expense, respectively. The outstanding balance as of September 30, 2021, and December 31, 2020, was $0 and $21,849, which included $0 and $16,203 of principal and $0 and $5,646 in accrued interest, respectively.

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

For the nine months ended September 30, 2021, and 2020, the Company recorded $0 and $695 amortization of the debt discount on the note, respectively. For the nine months ended September 30, 2021, and 2020, the Company recorded interest expense of $0 and $2,353, respectively. Further, for the nine months ended September 30, 2021 and 2020, the Company recorded a recovery of interest expense of $0 and $ 3,317 respectively to reconcile accrued interest to actual.

As of September 30, 2021, and December 31, 2020, the Company had convertible note of $0 and $91,240 and accrued interest of $0 and $13,524, respectively.

Note 6 – Promissory Note Payable

(i) On February 26, 2021, the Company issued a promissory note of $134,000. The note shall be due and payable as follows:

(i)	$54,667 on or before March 15, 2021 (outstanding)
(ii)	$39,667 on or before April 15, 2021 (outstanding)
(iii)	$39,666 on or before May 15, 2021 (outstanding)

The Company’s President, Chief Executive Officer, Chief Financial Officer guaranteed the note personally. Note is interest free, with a default rate from maturity date of 10% per annum. As of September 30, 2021, the first obligation of $54,667; second obligation of $ 39,667 and third obligation of $39,666 were not paid and it is in default. During the nine months ended September 30, 2021, the Company recorded $6,306 default interest.

As of September 30, 2021, the outstanding balance of promissory note and accrued interest were $134,000 and $6,306, respectively.

(ii) On January 4, 2021, the Company issued a promissory note of $17,000 for a cash loan advance from a related party The note shall be due on or after February 5, 2021. The note shall bear interest from January 1, 2022 at the rate of 5% per annum. There shall be no interest accruing during 2021. The note was in default on September 30, 2021 and no default interest applicable.

(ii) On September 30, 2021, the Company issued a promissory note of $7,928 (CAD10,000) for a cash loan advance from an unrelated party. The note is interest free and was due on April 7, 2021 which was not paid and it is in default. The amount due is $13,478 (CAD17,000) and issuance of $3,000 worth of common stock at conversion price of $0.02 per share. Further, the Company recorded interest expense of $13,478 for finance cost of $7,928 and amortized debt discount of $5,550.

Note 7 – Related Party Transactions

Compensation

(i)	On January 1, 2020, the Company amended the January 1, 2015, Executive and Consulting Agreement with Sandor Miklos, former President, and member of the Board of Directors for services rendered. The amended agreement calls for annual compensation of 500,000 shares of the Company’s common stock. For nine months ended September 30, 2020, 375,000 shares valued at $1.00 per share for a total of $375,000 was accrued as compensation for Sandor Miklos.

On June 30, 2020, Sandor Miklos forgave accrued stock compensation owed to him valued at $587,500, which represents the compensation for the nine months of year 2019 ($337,500) and the six months ended June 30, 2020 ($250,000). As reported in the Company’s Form 10-Q for the nine months ended September 30, 2020, Mr. Miklos also forgave stock compensation of 125,000 shares for the three months ended September 30, 2020. During the nine months ended September 30, 2021, the Company issued 125,000 shares valued at $.10 per share to Mr. Miklos for management fees for the fourth quarter of 2020. This Executive and Consulting Agreement ended as of December 31, 2020.

(ii)	During the nine months ended September 30, 2021, the Company accrued $168,000 officers’ salary.

(iii)	As of September 30, 2021, and December 31, 2020, the outstanding compensation payable to officers were $168,000 and $0, respectively.

(iv)	During the nine months ended September 30, 2021, the Company financed a related party for amount of $24,928 by issuance of two notes payable of $17,000 and $7,928 (CAD 10,000), see Note 6. As of September 30, 2021, the outstanding receivable from related party was $24,928.

(v)	During the nine months ended September 30, 2021, 350,000 common shares were issued as bonus to employees valued at $7,000.

Due to related party

(i)	On November 20, 2018, the Company received a loan payable in the amount of $2,781 from a more than 5% shareholder for the payment of Company expenses. This loan is unsecured, non-interest bearing, and has no specific terms for repayment. During the year ended December 31, 2020, the Company received services in the amounts of $9,669 from same shareholder for updates to the Company’s website recorded as due to related party. As of September 30, 2021 and December 31, 2020, the Company’s outstanding payable of $12,450 was to the same party, respectively.

(ii)	During the nine months ended September 30, 2021, $40,380 was due to the Company’s Chief Executive Officer for vendor payments made on behalf of the Company.

Note 8 - Equity

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended September 30, 2021, the Company issued the following shares of common stock:

(i)	350,000 shares of common stock to settle stock payable liability (see Note 3).
(ii)	20,000,000 shares of common stock for settlement of convertible note and accrued interest (pursuant to the original conversion terms of the convertible note) – related party of $104,764 (Note 5).
(iii)	1,500,000 shares of common stock to our related party at $0.02 per share for $30,000 in conjunction with a new promissory note – related party to settle loan payable – related party. The price per share was determined based on the price per share paid by unrelated third-party investors at approximately the same time.
(iv)	12,500,000 shares of common stock at $0.02 per share for a total reduction of $250,000 owed to an officer for costs incurred on behalf of the Company.
(v)	350,000 shares of common stock to employees as bonus valued at $7,000

As of September 30, 2021, and December 31, 2020, the Company had 40,456,612 and 5,756,612 common shares issued and outstanding, respectively.

Note 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events upto May 6, 2022 and determined the following significant events to report:

Subsequent to the period ended September 30, 2021, the Company has issued 22,813,000 common shares until April 11, 2022, to various parties in connection with the services provided by them.

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

At September 30, 2021, the Company has had minimal revenues as the activities described above are primarily in planning and development stages. The Company’s fiscal-year end is December 31.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The primary adverse impact of COVID-19 on the Company’s results of operations and financial position as of September 30, 2021 has been a slowdown in the Company’s film and television production activities. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to pursue its business plan in the manner and timing anticipated.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited financial statements for the nine months ended September 30, 2021, and 2020, and accompanying notes appended thereto that are included in this quarterly report.

For the Nine Months Ended September 30, 2021 and 2020

Our operating results for the nine months ended September 30, 2021 and 2020, are as follows:

	Nine Months Ended
	September 30
	2021	2020	Changes ($)
Revenues	$1,918	$1,918	$-
Operating expenses	$541,886	$403,568	$138,318
Interest expense	$14,876	$6,892	$7,984
Loss on settlement of debt	$142,150	$-	$142,150
Net loss	$696,994	$408,542	$288,452

Revenues are related to the Licensing Agreement dated November 1, 2016. The onetime nonrefundable fee and the set up and training fees are being recognized over the life of the agreement, which terminates on December 1, 2021.

Operating Expenses

For the nine months ended September 30, 2021, operating expenses were $425,000   for related party compensation expenses and employees compensation expenses and $116,886 for general and administration expenses.

For the nine months ended September 30, 2020, operating expenses were $375,000 for related party compensation expenses and $28,568 for general and administration expenses.

Other Expenses

For the nine months ended September 30, 2021 and 2020, other expenses were $6,326 and $6,892 for interest on loans, respectively and $8,550 and $0 for finance cost of notes payable. respectively

For the nine months ended September 30, 2021 and 2020, other expenses were $142,150 and $0 for loss on settlement of debt, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about the Company as of September 30, 2021 and December 31, 2020, respectively:

Working Capital

	September 30	December 31,
	2021	2020
Cash	$-	$358

Current Assets	$24,928	$358
Current Liabilities	$469,397	$492,597
Working Capital (Deficiency)	$(444,469)	$(492,239)

Cash Flows

	Nine Months Ended
	September 30
	2021	2020	Changes ($)
Cash Flows used in Operating Activities	$(358)	$(22,977)	$22,619
Cash Flows provided by Financing Activities	$-	$23,121	$(23,121)
Net Change in Cash During Period	$(358)	$144	$(502)

As of September 30, 2021, and December 31, 2020, our current assets were $24,928 and $358, respectively, from solely cash.

As of September 30, 2021, our current liabilities and working capital deficiency decreased as compared to December 31, 2020, primarily from settlement of domain names liabilities.

As of September 30, 2021, current liabilities consisted primarily of $164,478 to promissory note payable, $40,380 due to related party, $264,112 to accounts payable and accrued liabilities and $427 to deferred revenue.

As of December 31, 2020, our current liabilities consisted primarily of $350,000 to liabilities to be settled in stock, $91,240 to convertible notes, $21,849 to loan payable, $12,450 due to related party, $14,713 to accounts payable and $2,345 to deferred revenue.

Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was ($358), compared to ($22,977)  for the nine months ended September 30,2020.

The net cash used in operating activities for the nine months ended September 30, 2021, was attributed to a net loss of $696,994, decreased by employees compensation expenses of $7,000, loss of settlement of debts of $142,150, stock issued for reimbursement of expenses paid by related party of $250,000, change in accounts payable and accrued liabilities of $94,924, related party compensation of $168,000 for officers’ salary, due to related party of $ 27,930 and increased by a change in deferred revenue of $1,918.

The net cash used in operating activities for the nine months ended September 30,2020, was attributed to a net loss of $408,542, decreased by an accrued related party compensation of $375,000, amortization of discount on convertible note of $695, increased by a change in accounts payable and accrued liabilities of $4,288, compensation to related parties of $375,000, due to related party of $7,500   and increased by a deferred revenue of $1,918.

Investing Activities

The Company did not use any funds for investing activities during the nine months ended September 30, 2021, and 2020.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $0, compared to $23,121 for the nine months ended September 30, 2020, from loans.

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company had no material off-balance sheet arrangements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, other than as reported in the Forms 8-K filed on March 15, 2021 and April 5, 2021.

Item 3. Defaults Upon Senior Securities

The promissory note payable, which is described in Note 6 to the financial statements herein and which is incorporated by reference to this Item 3, is in default in the amount of $164,478 in principal and approximately $14,309 in interest at May 6, 2022 (which is anticipated to be the date of filing this Report).

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

Crank Media Inc

Dated: May 10, 2022	By:	/s/ Stephen Brown
Stephen Brown
Chief Executive Officer

